Form 10-Q
period 2025-09-30
MARKETAXESS HOLDINGS INC
filed 2025-11-07
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, the number of shares of the Registrant’s voting common stock outstanding was 37,171,508.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$473,299	$544,478
Cash segregated under federal regulations	48,351	47,107
Investments, at fair value	168,472	165,260
Accounts receivable, net of allowance of $303 and $982 as of September 30, 2025 and December 31, 2024, respectively	110,519	91,845
Receivables from broker-dealers, clearing organizations and customers	606,667	357,728
Goodwill	283,667	236,706
Intangible assets, net of accumulated amortization	115,880	98,078
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	111,622	107,298
Operating lease right-of-use assets	53,412	58,132
Prepaid expenses and other assets	42,019	82,584
Total assets	$2,013,908	$1,789,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	60,374	68,054
Payables to broker-dealers, clearing organizations and customers	365,828	218,845
Income and other tax liabilities	98,744	3,683
Accounts payable, accrued expenses and other liabilities	31,907	37,320
Operating lease liabilities	66,872	72,654
Total liabilities	$623,725	$400,556

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interest	11,733	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,107,947 shares and 41,020,421 shares issued and 37,149,529 shares and 37,646,374 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	358,607	350,701
Treasury stock – Common stock voting, at cost, 3,958,418 shares and 3,374,047 shares as of September 30, 2025 and December 31, 2024, respectively	(451,403)	(333,369)
Retained earnings	1,474,752	1,405,904
Accumulated other comprehensive income/(loss)	(3,629)	(34,699)
Total stockholders’ equity	1,378,450	1,388,660
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,013,908	$1,789,216

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues
Commissions	$180,171	$180,392	$553,284	$536,944
Information services	13,785	12,960	39,776	37,385
Post-trade services	11,293	10,382	33,457	31,512
Technology services	3,572	2,981	10,342	8,852
Total revenues	208,821	206,715	636,859	614,693

Expenses
Employee compensation and benefits	59,982	58,431	187,135	176,485
Depreciation and amortization	19,662	18,728	57,093	55,284
Technology and communications	19,961	18,553	57,430	53,375
Professional and consulting fees	7,382	6,989	20,982	21,053
Occupancy	3,859	3,835	11,234	10,974
Marketing and advertising	2,349	2,898	7,362	7,741
Clearing costs	3,948	4,387	12,580	13,420
General and administrative	6,099	5,839	17,218	15,467
Total expenses	123,242	119,660	371,034	353,799
Operating income	85,579	87,055	265,825	260,894
Other income (expense)
Interest income	5,850	6,953	18,949	19,327
Interest expense	(171)	(346)	(523)	(1,283)
Equity in earnings of unconsolidated affiliate	—	340	457	1,064
Other, net	2,381	(1,105)	2,501	(4,051)
Total other income (expense)	8,060	5,842	21,384	15,057
Income before income taxes	93,639	92,897	287,209	275,951
Provision for income taxes	25,366	21,408	132,691	66,909
Net income	$68,273	$71,489	$154,518	$209,042
Less: income attributable to redeemable noncontrolling interest	(97)	—	(128)	—
Net income available for common stockholders	$68,176	$71,489	$154,390	$209,042

Net income per common share
Basic	$1.84	$1.90	$4.15	$5.55
Diluted	$1.84	$1.90	$4.14	$5.55

Cash dividends declared per common share	$0.76	$0.74	$2.28	$2.22

Weighted average shares outstanding
Basic	37,023	37,527	37,207	37,641
Diluted	37,109	37,608	37,288	37,696

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$68,273	$71,489	$154,518	$209,042
Cumulative translation adjustment	(5,045)	18,740	30,593	13,936
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $30, $20, 150 and $57, respectively	95	343	477	290
Comprehensive income	$63,323	$90,572	$185,588	$223,268
Less: comprehensive income attributable to redeemable noncontrolling interest	(167)	—	(198)	—
Comprehensive income available for common stockholders	$63,156	$90,572	$185,390	$223,268

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2025	$123	$350,701	$(333,369)	$1,405,904	$(34,699)	$1,388,660
Net income	—	—	—	15,065	—	15,065
Cumulative translation adjustment	—	—	—	—	11,010	11,010
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	234	234
Stock-based compensation	—	7,696	—	—	—	7,696
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(9,525)	—	—	—	(9,525)
Reissuance of treasury stock	—	(164)	1,104	—	—	940
Repurchases of common stock	—	—	(38,077)	—	—	(38,077)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,690)	—	(28,690)
Balance at March 31, 2025	123	348,708	(370,342)	1,392,279	(23,455)	1,347,313
Net income	—	—	—	71,149	—	71,149
Cumulative translation adjustment	—	—	—	—	24,628	24,628
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	148	148
Stock-based compensation	—	8,430	—	—	—	8,430
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(321)	—	—	—	(321)
Repurchases of common stock	—	—	(36,687)	—	—	(36,687)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,475)	—	(28,475)
Balance at June 30, 2025	123	356,817	(407,029)	1,434,953	1,321	1,386,185
Net income	—	—	—	68,176	—	68,176
Cumulative translation adjustment	—	—	—	—	(5,045)	(5,045)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	95	95
Stock-based compensation	—	8,832	—	—	—	8,832
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(6,915)	—	—	—	(6,915)
Reissuance of treasury stock	—	(127)	877	—	—	750
Repurchases of common stock	—	—	(45,251)	—	—	(45,251)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,377)	—	(28,377)
Balance at September 30, 2025	$123	$358,607	$(451,403)	$1,474,752	$(3,629)	$1,378,450

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net income	$154,518	$209,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,093	55,284
Amortization of operating lease right-of-use assets	5,544	5,025
Stock-based compensation expense	23,717	23,065
Deferred taxes	16,159	(1,823)
Foreign currency transaction losses	2,921	5,795
Other	(288)	(2,839)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,148)	(11,677)
(Increase)/decrease in receivables from broker-dealers, clearing organizations and customers	(226,736)	208,520
Decrease in prepaid expenses and other assets	4,358	3,203
(Increase)/decrease in trading investments	198	(629)
(Increase) in mutual funds held in rabbi trust	(115)	(583)
(Decrease) in accrued employee compensation	(8,841)	(7,795)
Increase/(decrease) in payables to broker-dealers, clearing organizations and customers	139,132	(261,718)
Increase/(decrease) in income and other tax liabilities	82,217	(5,150)
(Decrease) in accounts payable, accrued expenses and other liabilities	(8,557)	(2,085)
(Decrease) in operating lease liabilities	(6,665)	(6,646)
Net cash provided by operating activities	223,507	208,989
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	8,420	8,995
Purchases	(9,231)	(38,746)
Acquisition, net of cash acquired	(36,515)	—
Purchases of furniture, equipment and leasehold improvements	(4,632)	(9,727)
Capitalization of software development costs	(38,035)	(35,790)
Net cash (used in) investing activities	(79,993)	(75,268)
Cash flows from financing activities
Cash dividends on common stock	(87,151)	(84,999)
Exercise of stock options	—	2,421
Withholding tax payments on Full Value Awards vesting and stock option exercises	(16,761)	(15,263)
Repurchases of common stock	(120,015)	(58,629)
Proceeds from short-term borrowings	—	344,925
Repayments of short-term borrowings	—	(344,925)
Net cash (used in) financing activities	(223,927)	(156,470)
Effect of exchange rate changes on cash and cash equivalents	22,728	11,082
Cash and cash equivalents including restricted cash
Net decrease for the period	(57,685)	(11,667)
Beginning of period	700,459	611,672
End of period	$642,774	$600,005

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Supplemental cash flow information
Cash paid for income taxes	$28,764	$76,044
Cash paid for interest	541	1,399
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	372	1,647
Furniture, equipment, software and leasehold improvement additions included in accounts payable	2,473	646
Stock-based and accrued incentive compensation relating to capitalized software development costs	5,613	3,885
Exercise of stock options - cashless	—	1,735
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	82,568	—
Cash paid for acquisition, net of cash and cash equivalents acquired	(36,515)	—
Non-cash consideration:		—
Fair value of previously held interest on acquisition date	(33,866)	—
Fair value of remaining noncontrolling interests on acquisition date	(10,365)	—
Liabilities assumed	$1,822	$—

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

Fair Value Measurement

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

The allowance for credit losses was $0.3 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively. The provision for bad debts and write-offs and other charges against the allowance for credit losses were immaterial for the three and nine months ended September 30, 2025 and 2024, respectively.

Furniture, Equipment and Leasehold Improvements

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Leases

At lease commencement, a right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of 12 months based on the initial present value of the fixed lease payments over the lease term. The lease right-of-use asset also reflects the present value of any initial direct costs, prepaid lease payments and lease incentives. The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the Company’s incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term and included as a component of occupancy and technology and communications expense in the Consolidated Statements of Operations.

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

The Company also earns equities and foreign exchange commissions for algorithmic trading services and, following the 2025 RFQ-hub Acquisition (as defined below), derivative and exchange-traded-fund (“ETF”) commissions. These fees incorporate variable transaction fees, which are calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents commission revenue by fee type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$92,640	$91,273	$286,183	$272,828
Open Trading – matched principal trading	40,590	45,137	130,961	135,756
U.S. government bonds - matched principal trading	4,129	5,525	13,987	13,384
Other	8,590	4,802	20,882	14,728
Total variable transaction fees	145,949	146,737	452,013	436,696
Distribution fees and unused minimum fees	34,222	33,655	101,271	100,248
Total commissions	$180,171	$180,392	$553,284	$536,944

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$13,334	$12,787	$38,888	$36,764
Services transferred at a point in time	451	173	888	621
Total information services revenues	$13,785	$12,960	$39,776	$37,385

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,271	$10,333	$33,360	$31,231
Services transferred at a point in time	22	49	97	281
Total post-trade services revenues	$11,293	$10,382	$33,457	$31,512

Technology services – Technology services revenue primarily includes technology-related license and connectivity fees and revenue generated from telecommunications line charges to broker-dealer clients. Customers may be billed monthly or quarterly in arrears or in advance, and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents technology services revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,424	$2,972	$9,775	$8,826
Services transferred at a point in time	148	9	567	26
Total technology services revenues	$3,572	$2,981	$10,342	$8,852

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2024	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2025
	(In thousands)
Information services	$3,302	$11,438	$(11,646)	$—	$3,094
Post-trade services	1,286	17,261	(17,218)	93	1,422
Technology services	415	5,953	(6,046)	—	322
Total deferred revenue	$5,003	$34,652	$(34,910)	$93	$4,838

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $32.8 million as of September 30, 2025. The Company expects to recognize revenue associated with the remaining performance obligations over the next 37 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2025, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2025, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $603.4 million in excess of the required levels of $43.3 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2025, this U.S. broker-dealer subsidiary had a balance of $48.4 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $327.8 million in excess of the required level of $3.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2025
Assets
Money market funds	$27,464	$—	$—	$27,464
Securities available-for-sale
Corporate debt	—	56,748	—	56,748
Trading securities
U.S. Treasuries	—	100,503	—	100,503
Mutual funds held in rabbi trust	—	11,221	—	11,221
Total assets	$27,464	$168,472	$—	$195,936

Liabilities
Foreign currency forward position	—	499	—	499
Total liabilities	$—	$499	$—	$499

As of December 31, 2024
Assets
Money market funds	$55,473	$—	$—	$55,473
Securities available-for-sale
Corporate debt	—	55,108	—	55,108
Trading securities
U.S. Treasuries	—	99,045	—	99,045
Mutual funds held in rabbi trust	—	11,107	—	11,107
Total assets	$55,473	$165,260	$—	$220,733

Liabilities
Foreign currency forward position	—	936	—	936
Total liabilities	$—	$936	$—	$936

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

During each of the nine months ended September 30, 2025 and 2024, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2025
Financial assets not measured at fair value:
Cash	$445,835	$445,835	$445,835	$—	$—	$445,835
Cash segregated under federal regulations	48,351	48,351	48,351	—	—	48,351
Accounts receivable, net of allowance	110,519	110,519	—	110,519	—	110,519
Receivables from broker-dealers, clearing organizations and customers	606,667	606,667	119,942	486,725	—	606,667
Total	$1,211,372	$1,211,372	$614,128	$597,244	$—	$1,211,372

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$365,828	$365,828	$—	$365,828	$—	$365,828

As of December 31, 2024
Financial assets not measured at fair value:
Cash	$489,005	$489,005	$489,005	$—	$—	$489,005
Cash segregated under federal regulations	47,107	47,107	47,107	—	—	47,107
Accounts receivable, net of allowance	91,845	91,845	—	91,845	—	91,845
Receivables from broker-dealers, clearing organizations and customers	357,728	357,728	107,652	250,076	—	357,728
Total	$985,685	$985,685	$643,764	$341,921	$—	$985,685

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$218,845	$218,845	$—	$218,845	$—	$218,845

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

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Notional value	$67,723	$64,454
Fair value of notional	67,224	63,518
Fair value of the (liability)	$(499)	$(936)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Unrealized gain/(loss)	$(2,202)	$2,270	$438	$868
Realized gain/(loss)	600	1,195	3,690	1,808
Total gain/(loss)	$(1,602)	$3,465	$4,128	$2,676

The Company records restricted cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of September 30, 2025, the Company maintained a restricted cash collateral deposit of $1.0 million with its counterparty bank.

The Company also enters into interest rate swap agreements to manage its exposure to the effect of interest rate changes on its unrealized gains and losses on U.S. Treasury investments. As of September 30, 2025, the notional value of the Company’s interest rate swap outstanding was $25.0 million and the fair value of the liability was immaterial.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2025
Securities available-for-sale
Corporate debt	$56,460	$300	$(12)	$56,748
Trading securities
U.S. Treasuries	100,270	254	(21)	100,503
Mutual funds held in rabbi trust	10,237	984	—	11,221
Total investments	$166,967	$1,538	$(33)	$168,472

As of December 31, 2024
Securities available-for-sale
Corporate debt	$55,447	$88	$(427)	$55,108
Trading securities
U.S. Treasuries	100,484	86	(1,525)	99,045
Mutual funds held in rabbi trust	10,212	900	(5)	11,107
Total investments	$166,143	$1,074	$(1,957)	$165,260

Purchases of investments during the nine months ended September 30, 2025 and 2024 were $59.0 million and $89.4 million, respectively. Proceeds from the sales and maturities of investments during the nine months ended September 30, 2025 and 2024 were $58.4 million and $58.9 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$124	$324	$626	$233
Trading securities
U.S. Treasuries	(166)	845	1,113	852
Mutual funds held in rabbi trust	(487)	505	90	1,850
Total investments	$(529)	$1,674	$1,829	$2,935

Liabilities:
Securities sold, not yet purchased	$—	$(44)	$—	$—

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$2	$—	$4
Trading securities
Mutual funds held in rabbi trust	1,161	30	1,255	(347)
Total investments	$1,161	$32	$1,255	$(343)

Liabilities:
Securities sold, not yet purchased	$—	$174	$—	$174

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of September 30, 2025
Securities available-for-sale
Corporate debt	$9,484	$47,264	$56,748
Trading securities
U.S. Treasuries	24,920	75,583	100,503
Total	$34,404	$122,847	$157,251

As of December 31, 2024
Securities available-for-sale
Corporate debt	$9,346	$45,762	$55,108
Trading securities
U.S. Treasuries	49,978	49,067	99,045
Total	$59,324	$94,829	$154,153

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2025
Corporate debt	$11,467	$(11)	$753	$(1)	$12,220	$(12)

As of December 31, 2024
Corporate debt	$38,041	$(426)	$1,226	$(1)	$39,267	$(427)

During each of the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$184,441	$109,307
Securities failed-to-deliver – customers	297,606	136,424
Cash deposits with clearing organizations and broker-dealers	119,942	107,652
Other	4,678	4,345
Total	$606,667	$357,728

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$254,622	$158,694
Securities failed-to-receive – customers	101,514	51,916
Other	9,692	8,235
Total	$365,828	$218,845

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

The Company has performed a preliminary valuation analysis of the fair market values of its previously-held interests in RFQ-hub and of the assets and liabilities of RFQ-hub and its wholly-owned subsidiaries. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ materially from the preliminary allocation and may include changes in (i) allocations to acquired intangible assets; (ii) goodwill; (iii) redeemable noncontrolling interest; and (iv) other assets and liabilities. During the third quarter of 2025, the Company made measurement period adjustments to the purchase price and fair values of assets acquired. The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the purchase price adjustments recorded:

	Preliminary	Purchase Price Adjustments	Adjusted
Previously held interests in RFQ-hub:
Carrying value of previously held interest	$34,878	$—	$34,878
Fair value of previously held interest on Acquisition Date	34,321	(455)	33,866
Loss on remeasurement of previously held interest	(557)	(455)	(1,012)

Purchase price allocation:
Cash consideration at closing	$38,069	$—	$38,069
Fair value of previously held interest on Acquisition Date	34,321	(455)	33,866
Fair value of remaining noncontrolling interests on Acquisition Date	13,755	(3,390)	10,365
Total purchase price	86,145	(3,845)	82,300
Acquired cash	(1,554)	—	(1,554)
Purchase price, net of acquired cash	84,591	(3,845)	80,746
Intangible assets	(30,300)	100	(30,200)
Accounts receivable	(4,333)	—	(4,333)
Prepaid expenses and other assets	(2,466)	1,392	(1,074)
Accounts payable, accrued expenses and other liabilities	1,822	—	1,822
Goodwill	$49,314	$(2,353)	$46,961

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

	Costs (in thousands)	Useful Lives
Developed technology	$16,900	5 years
Customer relationships	12,600	15 years
Tradename - finite life	700	10 years
Total	$30,200

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

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the nine months ended September 30, 2025 was $1.2 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the nine months ended September 30, 2025:

(In thousands)
Balance at December 31, 2024	$—
Redeemable noncontrolling interests assumed through the 2025 RFQ-hub Acquisition	10,365
Net income attributable to noncontrolling interests	128
Issuance of noncontrolling interests	1,240
Balance at September 30, 2025	$11,733

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $283.7 million and $236.7 million as of September 30, 2025 and December 31, 2024, respectively. The following is a summary of changes in goodwill and intangible assets with indefinite lives for the nine months ended September 30, 2025:

(In thousands)
Balance at December 31, 2024	$236,706
Goodwill from the 2025 RFQ-hub Acquisition	46,961
Balance at September 30, 2025	$283,667

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2025			December 31, 2024
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$155,525	$(77,221)	$78,304	$138,089	$(64,698)	$73,391
Developed technology and other intangibles	58,730	(21,154)	37,576	41,130	(16,443)	24,687
Total	$214,255	$(98,375)	$115,880	$179,219	$(81,141)	$98,078

Amortization expense associated with identifiable intangible assets was $5.5 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively, and $14.7 million and $15.0 million for the nine months ended September 30, 2025 and 2024, respectively. Annual estimated total amortization expense is $20.1 million, $19.7 million, $18.3 million, $16.8 million and $15.8 million for the years ended December 31, 2025 through 2029, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $25.4 million and $21.4 million for the three months ended September 30, 2025 and 2024, respectively, and $132.7 million and $66.9 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 27.1% and 23.0% for the three months ended September 30, 2025 and 2024, respectively, and 46.2% and 24.2% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors. The provision for income taxes includes provisions for unrecognized tax benefits of $2.2 million and $61.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s liability for unrecognized tax benefits was $61.0 million.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of September 30, 2025, there were 2,457,001 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)

Employees	$7,615	$7,940	$21,739	$22,762
Non-employee directors and consultants	1,217	354	3,219	1,158
Total stock-based compensation	$8,832	$8,294	$24,958	$23,920

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.5 million and $0.3 million of capitalized software development costs for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $0.9 million of capitalized software development costs for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company granted (i) 176,590 restricted stock units, (ii) 20,606 stock options and (iii) performance stock units with an expected pay-out at target of 35,549 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $197.78 and $193.49, respectively. The weighted-average fair value for stock options of $67.20 per share was based on the Black-Scholes option pricing model.

As of September 30, 2025, the total unrecognized compensation cost related to all non-vested awards was $50.0 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the nine months ended September 30, 2025, the Company issued 10,343 shares of common stock under the ESPP. As of September 30, 2025, there were 97,712 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,023	37,527	37,207	37,641
Dilutive effect of stock options and full value awards	86	81	81	55
Diluted weighted average shares outstanding	37,109	37,608	37,288	37,696

Basic earnings per share	$1.84	$1.90	$4.15	$5.55
Diluted earnings per share	1.84	1.90	4.14	5.55

Stock options and Full Value Awards totaling 133,720 shares and 208,102 shares for the three months ended September 30, 2025 and 2024, respectively, and 199,481 and 408,112 shares for the nine months ended September 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Credit Agreement

On August 9, 2023, the Company entered into a three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $375.0 million in total. As of September 30, 2025, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the Credit Agreement for the three and nine months ended September 30, 2025. The Company incurred no interest expense and $0.2 million of interest expense under the Credit Agreement for the three and nine months ended September 30, 2024, respectively.

Uncommitted Collateralized Agreements

In connection with their self-clearing operations, certain of the Company’s U.S. and U.K. operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow in the aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%.

The Company incurred no interest expense on borrowings under such agreements during each of the three and nine months ended September 30, 2025, and incurred $0.1 million of interest expense during the three and nine months ended September 30, 2024. As of

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

September 30, 2025, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $1.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2025	2024	2025	2024
		(In thousands)
Operating lease cost - office space	Occupancy	$2,868	$2,774	$8,445	$8,278
Operating lease cost - equipment	Technology and communications	97	98	293	293
Variable lease costs	Occupancy	908	975	2,540	2,444
Total operating lease cost		$3,873	$3,847	$11,278	$11,015

Finance lease expense was $0.1 million for each of the three and nine months ended September 30, 2025 and 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	8.2	8.8
Weighted average discount rate - operating leases	6.1%	6.1%
Weighted average remaining lease term (in years) - finance leases	—	0.8
Weighted average discount rate - finance leases	—	7.2%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents the maturity of lease liabilities as of September 30, 2025:

Operating Leases
(In thousands)
Remainder of 2025	$3,269
2026	12,489
2027	9,448
2028	8,731
2029	9,006
2030 and thereafter	42,154
Total lease payments	85,097
Less: imputed interest	18,225
Present value of lease liabilities	$66,872

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2025 and 2024.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million (the “2022 Repurchase Program”). In August 2024, the Board of Directors authorized a share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the nine months ended September 30, 2025, the Company repurchased 594,714 shares of common stock under the Repurchase Programs at a cost of $120.0 million. The 2022 Repurchase Plan was exhausted during the first quarter of 2025 and, as of September 30, 2025, the Company had $105.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

For the three and nine months ended September 30, 2025 and 2024, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2025 and 2024, and long-lived assets as of September 30, 2025 and December 31, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues
United States	$138,627	$145,022	$429,914	$427,688
United Kingdom	44,656	41,897	131,955	121,008
Other	25,538	19,796	74,990	65,997
Total	$208,821	$206,715	$636,859	$614,693

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets, as defined
United States	$99,193	$92,983
United Kingdom	10,709	12,683
Other	1,720	1,632
Total	$111,622	$107,298

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	September 30, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$473,299	$544,478
Cash segregated for regulatory purposes	Cash segregated under federal regulations	48,351	47,107
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	119,942	107,652
Other restricted cash deposits	Prepaid expenses and other assets	1,182	1,222
Total		$642,774	$700,459

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

In the first nine months of 2025, the market backdrop for the Company showed increases in estimated U.S. credit market volumes, with U.S. high-grade and U.S. high-yield market average daily volume up 9.0% and 21.0%, respectively, compared to the prior year. However, despite an increase in volatility during March and April, credit spreads and credit spread volatility remained at relatively low levels throughout much of 2025. With regard to the international products traded on our platforms, estimated market volumes of emerging markets and eurobonds increased significantly compared to the prior year.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation impacts our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation has other adverse effects on the securities markets or the economy, our financial position and results of operations may be adversely affected.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA made significant changes to existing U.S. federal and international tax provisions. The most impactful provisions to our business include the immediate expensing of domestic U.S. research. The OBBBA may have various impacts which are complicated by their different effective dates and many elections available in the OBBBA, as well as uncertainties around U.S. states’ reactions to these federal tax law changes. The OBBBA did not have a material impact on our effective tax rate.

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

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products. Clients have been using portfolio trading workflows in lieu of more established trading protocols designed to generate price competition on individual bonds. Our dealer clients have also increased their usage of matching sessions offered by competing platforms in recent periods. To the extent that our clients increase their use of portfolio trading and matching session protocols offered by other platforms, our market share could decrease. Due to the large size of the trades and the concentration of activity at the end of the month, portfolio trading can drive significant swings in trading volumes and estimated market share. Furthermore, portfolio trading is generally provided under a lower-fee structure than other protocols and the growth of portfolio trading on our platform will likely have a negative impact on our average credit variable transaction fee per million.

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

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems, technology and infrastructure requirements that require us to devote substantial resources to modify and adapt our services. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices, including cloud and AI technologies, on a cost-effective and timely basis. For example, in the first nine months of 2025, we continued our roll-out of Targeted RFQ, which highlights our AI-driven dealer selection tool, a machine learning model that predicts which counterparties are most likely to provide competitive pricing for high-touch workflows. We have also recently expanded our global Mid-X offering, a sessions-based mid-point matching tool for broker-dealers, to emerging market bonds. In addition, as the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. We plan to continue to focus on technology infrastructure and automation initiatives to support more efficient trade execution by our clients.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” “— Results of Operations — Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024,” and “— Results of Operations — Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024,” our trading volumes and our average variable transaction fee per million decreased compared to the three months ended September 30, 2024, and our trading volumes increased and our average variable transaction fee per million decreased compared to the nine months ended September 30, 2024.

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

Other Commissions. Other commissions include equities and foreign exchange commissions for algorithmic trading services and derivative and ETF commissions earned by RFQ-hub. Commissions for equities, foreign exchange, derivatives and ETFs are volume-tiered and consist of variable transaction fees that are billed monthly.

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

Technology Services

Technology services include technology-related license and connectivity fees and revenue generated from telecommunications line charges to broker-dealer clients.

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

In 2023, 2024 and 2025, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of September 30, 2025, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.3 million. The estimated final share payouts for the 2022 and 2023 awards as of September 30, 2025 decreased 27.2% compared to December 31, 2024. See Note 9 for a discussion of the Company’s stock-based compensation expense.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table summarizes our financial results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$208,821	$206,715	$2,106	1.0%
Expenses	123,242	119,660	3,582	3.0
Operating income	85,579	87,055	(1,476)	(1.7)
Other income (expense)	8,060	5,842	2,218	38.0
Income before income taxes	93,639	92,897	742	0.8
Provision for income taxes	25,366	21,408	3,958	18.5
Net income	$68,273	$71,489	$(3,216)	(4.5)%
Less: income attributable to redeemable noncontrolling interest	(97)	—	(97)	NM
Net income available for common stockholders	$68,176	$71,489	$(3,313)	(4.6)

Net income per common share – Diluted	$1.84	$1.90	$(0.06)	(3.2)%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $1.3 million and $1.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Revenues

Our revenues for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$180,171	86.3%	$180,392	87.3%	$(221)	(0.1)%
Information services	13,785	6.6	12,960	6.3	825	6.4
Post-trade services	11,293	5.4	10,382	5.0	911	8.8
Technology services	3,572	1.7	2,981	1.4	591	19.8
Total revenues	$208,821	100.0%	$206,715	100.0%	$2,106	1.0%

Commissions. Our commission revenues for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$130,811	$134,863	$(4,052)	(3.0)%
Rates	6,549	7,018	(469)	(6.7)
Other	8,589	4,856	3,733	76.9
Total variable transaction fees	145,949	146,737	(788)	(0.5)

Fixed distribution fees
Credit	34,137	33,584	553	1.6
Rates	85	71	14	19.7
Total fixed distribution fees	34,222	33,655	567	1.7
Total commissions	$180,171	$180,392	$(221)	(0.1)%

Credit variable transaction fees decreased by $4.1 million, driven by a 5.8% decrease in total credit average variable transaction fee per million, partially offset by a 3.0% increase in trading volume. Rates variable transaction fees decreased by $0.5 million, driven principally by an 8.0% decrease in trading volumes, partially offset by a 1.4% increase in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$419,703	$449,708	$(30,005)	(6.7)%
High-yield	86,228	81,761	4,467	5.5
Emerging markets	243,387	213,341	30,046	14.1
Eurobonds	142,772	122,914	19,858	16.2
Other credit	40,336	37,566	2,770	7.4
Total credit	932,426	905,290	27,136	3.0

Rates
U.S. government bonds	1,480,317	1,619,337	(139,020)	(8.6)
Agency and other government bonds	75,714	71,261	4,453	6.2
Total rates	1,556,031	1,690,598	(134,567)	(8.0)

Total trading volume	$2,488,457	$2,595,888	$(107,431)	(4.1)%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 6.7% decrease in our U.S. high-grade volume was principally due to a decrease in our estimated market share, partially offset by an increase in estimated market volumes. Estimated U.S. high-grade market volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) increased by 2.6% to $2.4 trillion for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 17.7% for the three months ended September 30, 2025 from 19.5% for the three months ended September 30, 2024. U.S. high-yield volume increased by 5.5% primarily due to an increase in estimated market volumes offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 11.9% for the three months ended September 30, 2025 from 13.0% for the three months ended September 30, 2024.

Emerging markets and eurobond volumes increased by 14.1% and 16.2%, respectively. Other credit volumes increased 7.4%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume decreased 8.0%, primarily due to a decrease in estimated market volumes and a decrease in our estimated market share.

Our average variable transaction fee per million for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$140.29	$148.97	$(8.68)	(5.8)%
Rates	4.21	4.15	0.06	1.4

Credit average variable transaction fee per million decreased by 5.8% to $140.29 per million for the three months ended September 30, 2025, mainly due to protocol mix-shift reflecting increased portfolio trading.

Information Services. Information services revenue increased by $0.8 million for the three months ended September 30, 2025 due to net new contract revenue of $0.6 million and the positive impact of foreign currency fluctuations of $0.2 million.

Post-Trade Services. Post-trade services revenue increased by $0.9 million for the three months ended September 30, 2025 due to the positive impact of foreign currency fluctuations of $0.5 million and net new contract revenue of $0.4 million.

Technology Services. Technology services revenue increased by $0.6 million for the three months ended September 30, 2025 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$59,982	$58,431	$1,551	2.7%
Depreciation and amortization	19,662	18,728	934	5.0
Technology and communications	19,961	18,553	1,408	7.6
Professional and consulting fees	7,382	6,989	393	5.6
Occupancy	3,859	3,835	24	0.6
Marketing and advertising	2,349	2,898	(549)	(18.9)
Clearing costs	3,948	4,387	(439)	(10.0)
General and administrative	6,099	5,839	260	4.5
Total expenses	$123,242	$119,660	$3,582	3.0%

Employee compensation and benefits increased by $1.6 million primarily due to higher salary costs on higher headcount.

Depreciation and amortization increased by $0.9 million, primarily due to higher amortization of software development costs and higher amortization of intangibles.

Technology and communications expenses increased by $1.4 million primarily due to higher cloud hosting and software service costs.

Marketing and advertising expenses decreased by $0.5 million primarily due to lower advertising and sponsorships costs.

Clearing costs decreased by $0.4 million primarily due to lower U.S. Treasury clearing costs.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$5,850	$6,953	$(1,103)	(15.9)%
Interest expense	(171)	(346)	175	(50.6)
Equity in earnings of unconsolidated affiliate	—	340	(340)	(100.0)
Other, net	2,381	(1,105)	3,486	NM
Total other income (expense)	$8,060	$5,842	$2,218	38.0%
NM - not meaningful

Interest income decreased by $1.1 million, driven by lower interest rates on our cash balances.

Interest expense decreased by $0.2 million due to lower financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $3.5 million primarily driven by the receipt of a tax credit of $3.3 million in the current period and lower net foreign currency transaction losses in the current period compared to the prior period of $1.2 million, offset by the impact of unrealized losses on investments in the current period compared to unrealized gains in the prior period of $1.0 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$25,366	$21,408	$3,958	18.5%

Effective tax rate	27.1%	23.0%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The increase in the effective tax rate for the three months ended September 30, 2025 is mainly due to current period accruals related to the reserve for unrecognized tax benefits established in the first quarter of 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our financial results for the Nine Months Ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$636,859	$614,693	$22,166	3.6%
Expenses	371,034	353,799	17,235	4.9
Operating income	265,825	260,894	4,931	1.9
Other income (expense)	21,384	15,057	6,327	42.0
Income before income taxes	287,209	275,951	11,258	4.1
Provision for income taxes	132,691	66,909	65,782	98.3
Net income	$154,518	$209,042	$(54,524)	(26.1)%
Less: income attributable to redeemable noncontrolling interest	(128)	—	(128)	NM
Net income available for common stockholders	$154,390	$209,042	$(54,652)	(26.1)

Net income per common share – Diluted	$4.14	$5.55	$(1.41)	(25.4)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $3.0 million and $2.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Revenues

Our revenues for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$553,284	86.9%	$536,944	87.4%	$16,340	3.0%
Information services	39,776	6.2	37,385	6.1	2,391	6.4
Post-trade services	33,457	5.3	31,512	5.1	1,945	6.2
Technology services	10,342	1.6	8,852	1.4	1,490	16.8
Total revenues	$636,859	100.0%	$614,693	100.0%	22,166	3.6%

Commissions. Our commission revenues for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$409,628	$404,012	$5,616	1.4%
Rates	21,503	17,903	3,600	20.1
Other	20,882	14,781	6,101	41.3
Total variable transaction fees	452,013	436,696	15,317	3.5

Fixed distribution fees
Credit	101,018	100,049	969	1.0
Rates	253	199	54	27.1
Total fixed distribution fees	101,271	100,248	1,023	1.0
Total commissions	$553,284	$536,944	$16,340	3.0%

Credit variable transaction fees increased by $5.6 million, driven by a 9.7% increase in trading volume, partially offset by a 7.5% decrease in total credit average variable transaction fee per million. Rates variable transaction fees increased by $3.6 million, driven principally by a 28.2% increase in trading volumes, partially offset by a 6.3% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,362,101	$1,311,146	$50,955	3.9%
High-yield	281,122	251,388	29,734	11.8
Emerging markets	732,763	644,973	87,790	13.6
Eurobonds	451,562	380,029	71,533	18.8
Other credit	116,783	97,271	19,512	20.1
Total credit	2,944,331	2,684,807	259,524	9.7

Rates
U.S. government bonds	4,969,290	3,902,050	1,067,240	27.4
Agency and other government bonds	229,164	151,393	77,771	51.4
Total rates	5,198,454	4,053,443	1,145,011	28.2

Total trading volume	$8,142,785	$6,738,250	$1,404,535	20.8%

Number of U.S. Trading Days	187	188
Number of U.K. Trading Days	188	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 3.9% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 8.4% to $7.4 trillion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 18.4% for the nine months ended September 30, 2025 from 19.2% for the nine months ended September 30, 2024. U.S. high-yield volume increased by 11.8% primarily due to an increase in estimated market volumes offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.2% for the nine months ended September 30, 2025 from 13.1% for the nine months ended September 30, 2024.

Emerging markets and Eurobond volumes increased by 13.6% and 18.8%, respectively. Other credit volumes increased 20.1%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 28.2%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$139.12	$150.48	$(11.36)	(7.5)%
Rates	4.14	4.42	(0.28)	(6.3)

Credit average variable transaction fee per million decreased by 7.5% to $139.12 per million for the nine months ended September 30, 2025, mainly due to protocol mix-shift reflecting increased portfolio trading.

Information Services. Information services revenue increased by $2.4 million for the nine months ended September 30, 2025 due to net new contract revenue of $1.7 million and the positive impact of foreign currency fluctuations of $0.7 million.

Post-Trade Services. Post-trade services revenue increased by $1.9 million for the nine months ended September 30, 2025 due to net new contract revenue of $1.1 million and the positive impact of foreign currency fluctuations of $0.8 million.

Technology Services. Technology services revenue increased by $1.5 million for the nine months ended September 30, 2025 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$187,135	$176,485	$10,650	6.0%
Depreciation and amortization	57,093	55,284	1,809	3.3
Technology and communications	57,430	53,375	4,055	7.6
Professional and consulting fees	20,982	21,053	(71)	(0.3)
Occupancy	11,234	10,974	260	2.4
Marketing and advertising	7,362	7,741	(379)	(4.9)
Clearing costs	12,580	13,420	(840)	(6.3)
General and administrative	17,218	15,467	1,751	11.3
Total expenses	$371,034	$353,799	$17,235	4.9%

Employee compensation and benefits increased by $10.7 million primarily due to higher salary costs on higher headcount and severance costs related to changes in the Company’s management structure.

Depreciation and amortization increased by $1.8 million, primarily due to higher amortization of software development costs.

Technology and communications expenses increased by $4.1 million primarily due to higher software service costs.

Clearing cost decreased by $0.8 million primarily due to lower U.S. Treasury clearing costs.

General and administrative expenses increased by $1.7 million, primarily due to higher subscription costs.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$18,949	$19,327	$(378)	(2.0)%
Interest expense	(523)	(1,283)	760	(59.2)
Equity in earnings of unconsolidated affiliate	457	1,064	(607)	(57.0)
Other, net	2,501	(4,051)	6,552	NM
Total other income (expense)	$21,384	$15,057	$6,327	42.0%
NM - not meaningful

Interest income decreased by $0.4 million, driven by lower interest rates compared to the prior period.

Interest expense decreased by $0.8 million due to lower financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $6.6 million primarily driven by the impact of net foreign currency transaction gains in the current period compared to losses in the prior period of $4.2 million and the receipt of a tax credit of $3.3 million in the current period, offset by charges associated with the 2025 RFQ-hub acquisition of $1.0 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$132,691	$66,909	$65,782	98.3%

Effective tax rate	46.2%	24.2%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The increase in the effective tax rate for the nine months ended September 30, 2025 is due to the reserve for unrecognized tax benefits established during the first quarter of 2025.

Liquidity and Capital Resources

During the nine months ended September 30, 2025, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $630.6 million as of September 30, 2025. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of September 30, 2025, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at September 30, 2025. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%. As of September 30, 2025, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of September 30, 2025, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2025, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $294.0 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Our cash flows were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$223,507	$208,989	$14,518	6.9%
Net cash (used in) investing activities	(79,993)	(75,268)	(4,725)	6.3
Net cash (used in) financing activities	(223,927)	(156,470)	(67,457)	43.1
Effect of exchange rate changes on cash and cash equivalents	22,728	11,082	11,646	NM
Net decrease for the period	$(57,685)	$(11,667)	$(46,018)	394.4%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $14.5 million increase in net cash provided by operating activities was primarily due to favorable changes in income and other tax liabilities, offset by lower net income and unfavorable changes in net receivables from broker-dealers, clearing organizations and customers and accounts payable, accrued expenses and other liabilities.

The $4.7 million increase in net cash used in investing activities was primarily due to net cash outflows for the 2025 RFQ-hub Acquisition, offset by lower net purchases of securities available-for-sale.

The $67.5 million increase in net cash used in financing activities was principally due to higher repurchases of common stock.

The $11.6 million change in the effect of exchange rate changes on cash and cash equivalents was due to changes in the cumulative translation adjustment, principally driven by the strengthening of the British Pound and Euro versus the U.S. Dollar in the current period.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2025, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2025, our subsidiaries maintained aggregate net capital and financial resources that were $603.4 million in excess of the required levels of $43.3 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2025 and 2024. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of September 30, 2025 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $85.1 million, with $12.7 million due within the next 12 months and $72.4 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of September 30, 2025, the notional value of our foreign currency forward contract outstanding was $67.7 million and the fair value of the liability was $0.5 million. We also may enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of September 30, 2025, the notional value of our interest rate swap outstanding was $25.0 million and the fair value of the liability was immaterial.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. The 2022 Repurchase Plan was exhausted during the first quarter of 2025 and, as of September 30, 2025, we had $105.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In October 2025, our Board of Directors approved a quarterly cash dividend of $0.76 per share payable on December 3, 2025 to stockholders of record as of the close of business on November 19, 2025. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, other income (expense) to other income (expense) excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to effective tax rate, excluding notable items for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Total Expenses, GAAP-basis	$123,242	$119,660	$371,034	$353,799
Exclude: Notable items
Repositioning charges[1]	—	—	(3,970)	—
Total Expenses, excluding notable items	$123,242	$119,660	$367,064	$353,799

Other income (expense), GAAP-basis	$8,060	$5,842	$21,384	$15,057
Exclude: Notable items
Acquisition-related charge/(credit)[2]	—	—	557	—
Other income (expense), excluding notable items	$8,060	$5,842	$21,941	$15,057

Net income, GAAP-basis	$68,273	$71,489	$154,518	$209,042
Exclude: Notable items
Repositioning charges[1]	—	—	3,970	—
Acquisition-related charge/(credit)[2]	—	—	557	—
Income tax impact from notable items	—	—	(1,218)	—
Reserve for uncertain tax positions related to prior periods	—	—	54,939	—
Net income, excluding notable items	$68,273	$71,489	$212,766	$209,042

Diluted EPS, GAAP-basis	$1.84	$1.90	$4.14	$5.55
Notable items as reconciled above	—	—	1.56	—
Diluted EPS, excluding notable items	$1.84	$1.90	$5.70	$5.55

Effective tax rate, GAAP-basis	27.1%	23.0%	46.2%	24.2%
Notable items as reconciled above	—	—	(19.1)	—
Effective tax rate, excluding notable items	27.1%	23.0%	27.1%	24.2%
[1] Repositioning charges consist of severance included in employee compensation and benefits
[2] Consists of loss on remeasurement of previous equity interest in RFQ-hub to fair value

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net income	$68,273	$71,489	$154,518	$209,042
Interest income	(5,850)	(6,953)	(18,949)	(19,327)
Interest expense	171	346	523	1,283
Provision for income taxes	25,366	21,408	132,691	66,909
Depreciation and amortization	19,662	18,728	57,093	55,284
EBITDA	$107,622	$105,018	$325,876	$313,191

Net income margin	32.7%	34.6%	24.3%	34.0%
Interest income	(2.8)	(3.4)	(3.0)	(3.1)
Interest expense	0.1	0.2	0.1	0.2
Provision for income taxes	12.1	10.3	20.8	10.9
Depreciation and amortization	9.4	9.1	9.0	9.0
EBITDA margin	51.5%	50.8%	51.2%	51.0%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net cash provided by operating activities	$90,164	$95,089	$223,507	$208,989
Exclude: Net change in trading investments	264	784	198	629
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	34,338	2,578	90,790	50,715
Less: Purchases of furniture, equipment and leasehold improvements	(1,496)	(835)	(4,632)	(9,727)
Less: Capitalization of software development costs	(11,494)	(11,331)	(38,035)	(35,790)
Free Cash Flow	$111,776	$86,285	$271,828	$214,816

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

As of September 30, 2025, we had $100.5 million of investments in U.S. Treasuries that were classified as trading securities and $56.7 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.1 million and $5.7 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of September 30, 2025, our cash and cash equivalents, restricted cash and cash deposits amounted to $642.8 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.4 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of September 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.8 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.8 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended September 30, 2025, approximately 17.2% of our revenues and 28.9% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $14.4 million and operating expenses by approximately $14.3 million.

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

Derivative Risk

Our limited derivative risk stems primarily from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of September 30, 2025, the notional amount of our foreign currency forward contract was $67.7 million. We also may enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of September 30, 2025, we had an interest rate swap outstanding with notional value of $25.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2025, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2025 - July 31, 2025	54,953	$219.38	23,979	$145,016
August 1, 2025 - August 31, 2025	101,545	188.32	101,545	125,893
September 1, 2025 - September 30, 2025	114,194	183.91	113,502	105,016
Total	270,692	$218.65	239,026

During the three months ended September 30, 2025, we repurchased 270,692 shares of common stock. The repurchases included 239,026 shares repurchased in connection with our Repurchase Programs and 31,666 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of Full Value Awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. The Repurchase Programs do not have an expiration date. The 2022 Repurchase Program was exhausted during the first quarter of 2025 and, as of September 30, 2025, we had $105.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the third quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K, except as follows:

Scott Pintoff, the Company’s General Counsel & Corporate Secretary, terminated a trading arrangement intended to satisfy Rule 10b5-1(c) on September 9, 2025 (the “Terminated Pintoff Plan”). The Terminated Pintoff Plan was originally entered into on December 5, 2024 for the sale of up to 2,225 shares of the Company’s common stock, subject to certain conditions and with an original expiration date of February 20, 2026. In addition, Mr. Pintoff adopted a new trading arrangement intended to satisfy Rule 10b5-1(c) on September 10, 2025 (the “New Pintoff Plan”), for the sale of up to 2,600 shares of the Company’s common stock, subject to certain conditions. The New Pintoff Plan's expiration date is December 15, 2026.

Item 6. Exhibits

Exhibit Index:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: November 7, 2025	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: November 7, 2025	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)