Form 10-K
period 2025-12-31
MARKETAXESS HOLDINGS INC
filed 2026-02-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.3 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,416,106 shares of common stock, 4,627,097 of which were held by affiliates, outstanding on that date.

As of February 20, 2026, the aggregate number of shares of the registrant’s common stock outstanding was 35,548,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2025 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to approximately 2,100 institutional investor and broker-dealer clients across the global fixed-income and other markets. We have built a differentiated market position through our integrated approach to electronic trading, combining diverse trading protocols, automated and algorithmic execution solutions, intelligent data products and analytics and comprehensive post-trade and technology services. The fixed-income markets we focus on remain significantly less electronified than other asset classes, creating significant opportunities for continued growth.

We believe our scale, network effects, and product innovation uniquely position us to capture increased trading volumes as the market continues its transition from voice to electronic trading. At the center of our offerings is Open Trading®, our award winning all-to-all marketplace, which creates a unique, anonymous liquidity pool that connects market participants across a broad range of fixed-income products. By expanding the number of potential trading counterparties, we believe that Open Trading facilitates price discovery, improves execution quality, and reduces transaction costs for market participants. Institutional investors can also send trading inquiries directly to broker-dealer counterparties on a disclosed basis, while simultaneously accessing the rest of the market on an anonymous basis through Open Trading.

We continue to invest in technology innovation. Our next-generation trading platform, MarketAxess X-Pro (“X-Pro”), provides access to multiple trading protocols and workflow tools and integrates our suite of proprietary pre- and post-trade data and analytics tools, powered by our AI-driven pricing engine, CP+, to deliver a seamless user experience. Our automated execution protocols enable clients to pre-define trading parameters and leverage automation to execute transactions seamlessly and efficiently, reducing manual intervention and allowing traders to focus on higher-value opportunities.

In 2025, 86.8% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and technology services. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our History

MarketAxess has been an innovative leader in electronic trading since its founding in 2000. Throughout our history, our primary goals have remained the same: improve trading efficiency and deliver meaningful transaction price improvement for our clients. Prior to our founding, our institutional investor clients were able to trade bonds by telephone with a limited set of broker-dealers with which they had institutional relationships. By 2007, our platforms enabled institutional investors to trade electronically with over thirty broker-dealers. During the global financial crisis of 2007-2008, we significantly expanded the number of non-primary and regional dealers providing liquidity on our platforms, as many dealers were forced to reduce their balance sheets for market making. In 2013, we launched Open Trading, which today provides an expanded liquidity pool for approximately 1,800 global market participants to trade a wide variety of fixed-income securities with each other. In 2023, we furthered our automated and algorithmic trading capabilities through our acquisition of Pragma LLC and Pragma Financial Systems LLC (collectively, “Pragma”). In 2025, we completed our acquisition of a majority stake in RFQ-hub Holdings LLC (“RFQ-hub”), a bilateral multi-asset and multi-dealer RFQ platform designed for the exchange traded fund (“ETF”) and derivatives markets.

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Deep and Differentiated Liquidity Pool Comprised of Leading Institutional Investors, Broker-Dealers and Other Market Participants

Our electronic trading platforms provide access to a deep and differentiated liquidity pool comprised of institutional investors, broker-dealers and other market participants. Our platforms have achieved strong adoption rates with our institutional investor clients because they are able to transact with substantially all of the leading broker-dealers and other liquidity providers in fixed-income trading, as well as with each other through our Open Trading marketplace. This liquidity pool creates powerful network effects through deeper liquidity, tighter spreads and improved execution quality. We believe that our broker-dealer clients are incentivized to use our platforms due to the ability to efficiently transact with valuable client order flow and the ability to use our Open Trading protocols to help manage their risk, source liquidity and facilitate transactions on behalf of their clients. Approximately 91.3% of the credit volume on our platforms during 2025 was initiated by institutional clients with the remaining 8.7% of the credit volume conducted between dealers.

Open Trading Differentiates our Platforms by Expanding the Liquidity Pool and Driving Price Improvement for Institutional Investors and Broker-Dealers

Open Trading, our proprietary fully electronic, all-to-all trading functionality, provides a leading solution to the liquidity challenges facing fixed-income markets as regulatory capital requirements have reduced broker-dealer market making capacity. Unlike traditional, bilateral trading models, Open Trading participants have broader and more diverse liquidity options with access to an expanded set of potential trading counterparties. This optional expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market making and proprietary trading firms.

During 2025, approximately 1,800 firms participated in Open Trading, which improved the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain competitive pricing by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity available for each participant, as well as the likelihood of receiving a competitive price response. We estimate that Open Trading generated $496.4 million of price improvement for our clients in 2025, consisting of an estimated $324.9 million of liquidity taker price improvement (defined as the difference between the winning price and the best disclosed dealer cover price) and an estimated $171.6 million of liquidity provider price improvement (defined as the difference between the winning price and then current CP+ bid or offer level, offer if the provider is buying, bid if provider is selling) at the time of the inquiry. This Open Trading price improvement is in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional disclosed RFQ protocol. In addition, dealers use Open Trading as a source of liquidity to efficiently transfer risk and achieve enhanced bond inventory turnover, which may limit their credit exposure.

Advanced End-to-End Technology

Our electronic trading platforms utilize a secure and scalable architecture that leverages distributed computing to achieve speed and reliability. Our technology provides clients with end-to-end and customizable connectivity to fixed-income markets. X-Pro, our next-generation platform, enhances the trading experience by providing traders with a flexible user interface, intuitive workflows and easy access to our proprietary data and pre-trade analytics. To enable more efficient trade execution, we offer several automated and algorithmic trading solutions, which allow clients to set eligibility criteria for their orders that our platforms use to automatically execute trades in accordance with pre-defined parameters. We believe that these automated and algorithmic trading solutions reduce trading inefficiencies and human errors while allowing traders to focus on higher-value trades.

In addition to services directly related to the execution of trades, we also offer our clients several other pre- and post-trade services. In the pre-trade period, our platforms assist participants with price discovery by providing them with real-time pricing and historical trade data analytics. Following the execution of a trade, our platforms support all of the essential tools and functionalities to enable our participants to achieve straight through processing (“STP”) for trade settlement and to measure transaction costs to evidence best execution.

We continue to significantly invest in our resiliency, scalability and risk management systems, while continuing product delivery with approximately 1,000 unique new business and technical features during the year ended December 31, 2025.

Growing, Comprehensive International Client Base and Offering

MarketAxess operates a leading global electronic fixed-income trading network, connecting clients across approximately 90 countries. Our international client base has grown to over 1,000 active client firms located outside the U.S. Our Open Trading functionality allows international clients to access cross-border liquidity more efficiently with few regulatory hurdles.

In addition to growing our client base internationally, MarketAxess has become a leading marketplace for eurobonds and emerging market debt. For example, the MarketAxess emerging markets trading platform offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa, and Asia-Pacific (“APAC”) regions. Our platforms provide clients with access to trade emerging market local currency debt denominated in 30 local currencies with approximately 200 broker-dealers. Collectively, eurobonds and emerging markets debt represented 40.5% of our total credit average daily volumes (“ADV”) in 2025, up from 32.7% in 2020.

Proprietary Data and Analytical Tools Supporting Increased Automation of Trading Workflows

Our proprietary data and analytical tools enhance the value proposition of our trading platforms and improve the trading experience of our clients. We support our clients’ trading functions by offering value-added analytics that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients. For example, we believe that our automation solutions enable more efficient execution of smaller trades, and allow traders to instead focus their attention on larger, and often higher-value, trades. With respect to these larger and higher-value trades, such as block-sized trades, we have introduced an AI-driven dealer selection tool, which predicts which counterparties are most likely to provide competitive pricing.

Our Strategy

Our objective is to create, maintain and expand the leading global electronic network for the trading of fixed-income securities that enables institutional investors, broker-dealers and other market participants to connect, operate more efficiently and achieve better trading outcomes. We seek to achieve this goal by offering our clients comprehensive end-to-end electronic trading solutions and workflow tools, powered by our proprietary data and analytical tools. We are focused on executing our strategy across our three complementary channels:

•
Client-initiated trading, where institutional investors initiate trades directly with broker-dealers, as well as the entire pool of liquidity providers on our platform via Open Trading;
•
Portfolio trading, which enables the efficient execution of large baskets of securities based on one single aggregate price for the transaction; and
•
Dealer-initiated trading, where broker-dealers initiate trades to manage risk, source liquidity and facilitate transactions on behalf of their clients.

We are increasingly striving to be “protocol-agnostic” by offering a broad suite of trading protocols and execution tools to meet the needs of our clients’ evolving requirements across market cycles. The key elements of our strategy are:

Increase Penetration in Fixed-Income Markets

We believe that we have a large opportunity remaining to capture additional market share in the fixed-income markets in which we have already established a leadership position. For example, the combined U.S. high grade and U.S. high-yield bond ADV on our platforms for the year ended December 31, 2025 was approximately $8.7 billion, representing just 17.0% of the estimated addressable market of approximately $51.2 billion. The traditional methods of bilateral trading, including the telephone or electronic messaging, continue to be one of our principal competitors in the fixed-income markets in which we have established a leadership position. We continue to focus on capturing additional market share across our core fixed-income markets. We believe that the efficiency and workflow improvements of X-Pro, combined with our powerful proprietary data and analytics, will help increase our market share in our core markets.

We also continue to enhance our automated and algorithmic trading protocols, which enable clients to pre-define trading parameters and leverage automation to execute transactions seamlessly and efficiently, reducing manual intervention and allowing traders to focus on higher-value opportunities. Our targeted RFQ functionality allows users to direct inquiries to selected counterparties, enhancing execution quality and reducing information leakage relative to broader requests. In 2024, we also introduced an AI-driven trading protocol designed to make it easier for our clients to execute block trades. We believe that automation and targeted RFQ will continue to drive an increase in clients executing block trades.

Expand Trading Protocols and Leverage the Open Trading Network

We believe that we are the only fixed-income electronic trading platform that embraces all-to-all trading in each of our core product areas. For both client-initiated and dealer-initiated trades, Open Trading exponentially increases the number of potential trading counterparties by allowing all of our qualified participants, including our broker-dealer clients, institutional investor clients and alternative liquidity providers, to interact in an all-to-all trading environment of approximately 1,800 firms. Our clients executed approximately $1.2 trillion in credit trading volume using Open Trading during 2025, representing 37.0% of total eligible credit trading volume on our platforms, and realized approximately $496.4 million in estimated price improvement through this unique liquidity solution in 2025. We believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to enhance liquidity and improve market resiliency in global fixed-income markets.

We are also expanding our capabilities in dealer-initiated trading protocols, which allow broker-dealers to initiate trades to manage risk, source liquidity and facilitate transactions on behalf of their clients. In 2024, we launched Mid-X for emerging markets and eurobonds. The Mid-X protocol is designed to provide anonymous mid-point matching sessions for dealers, powered by CP+. In 2025, we expanded Mid-X to U.S. credit.

Continue to Invest in and Grow our Business through Geographic Diversification

We are continuing to expand and diversify our business internationally. Our revenues from international clients have grown from 29.1% of total revenues in 2021 to 32.8% of total revenues for the year ended December 31, 2025. In the last five years, we have seen significant growth in the Europe, Middle East and Africa (“EMEA”), Latin America and APAC regions. The ADV in the EMEA, Latin America and APAC regions on the MarketAxess platforms has grown from $3.3 billion in 2021 to $5.6 billion in 2025. As of December 31, 2025, our institutional investor and broker-dealer clients are based in approximately 90 countries with over 1,000 total active international client firms and approximately 6,000 total active international traders. We offer cross-regional electronic trading services in U.S fixed-income markets for international clients, and are a leading marketplace for eurobonds and emerging market debt. By offering liquidity in both hard-currency and local currency emerging market debt, we have created an efficient emerging market trading ecosystem for all of our channels. For example, we provide Open Trading for emerging market local currency bonds, including for the local currency markets of Poland, Czech Republic, Hungary and South Africa, and in 2025, we launched the first fully electronic trading solution for Indian government bonds. We believe we can increase our penetration and revenue opportunities in international markets by continuing to invest in creating client relationships abroad.

Expand Data and Analytical Tools

Our data strategy is centered on using our data offerings to support trading activity through our diverse trading protocols and growing our revenues from our commercial data offerings. We generate proprietary data from the trading activity and order flow on our platforms. We have prioritized the use of this data to power our AI-driven trading solutions and analytical products. We believe this approach has positioned us to capture higher long-term value by leveraging our proprietary data to enhance our trading solutions and strengthen the integrated value proposition of our platforms. We continue to expand our data product offerings as participants seek additional pre-trade analytics, automated execution, transaction cost analysis and post-trade solutions. For example, in 2024 we expanded CP+ , our real-time pricing engine, to include municipal bonds. We also seek to develop new strategic data partnerships to increase the distribution of our data products. For example, in 2024, we partnered with S&P Global Market Intelligence to integrate S&P Global Bond Reference Data into our suite of data products and include CP+ real-time pricing in S&P Global’s Evaluated Bond Pricing. In 2025, we partnered with FactSet to provide CP+ real-time data within the FactSet Workstation platform and datafeeds, giving FactSet users including asset managers, hedge funds, wealth advisors and institutional traders in-terminal access to CP+ bond pricing data.

Pursue Select Acquisitions and Strategic Alliances and Expand into New Product Areas

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that we believe will enable us to enter new markets, provide new client segments, new products or services, or otherwise expand our market share in the fixed-income markets that we operate in today. We also leverage our automation and Open Trading functionalities, and our experience of building market share in markets like U.S high-grade and U.S. high-yield bonds, to increase our product footprint in newer product areas, including emerging market local currency bonds, municipal bonds, U.S. government bonds and European government bonds. For example, in 2025, we completed our acquisition of a majority stake in RFQ-hub, a bilateral multi-asset and multi-dealer RFQ platform designed for the ETF and derivatives markets. In 2023, we acquired Pragma, expanding our automated and algorithmic trading solutions to equities and foreign exchange. We believe that we will be able to enhance our capabilities and increase our efficiency by leveraging Pragma technology across our technology stack.

The Fixed-Income Products Available on our Platforms

We operate in a large and growing market, which consists of credit and rates fixed-income products. According to the Securities Industry and Financial Markets Association (“SIFMA”), as of September 30, 2025, the most recent date available, there were approximately $11.5 trillion in principal amount of fixed-income securities outstanding in the U.S. corporate bond market, which reflects a five-year compound annual growth rate of 3.2%. In addition, according to SIFMA, as of December 31, 2025, there were approximately $30.3 trillion in principal amount of fixed-income securities outstanding in the U.S. government bond market, which reflects a five-year compound annual growth rate of 7.6%.

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
•
Agency bonds, which are securities issued by a U.S. federal government department or by a government-sponsored enterprise, including the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation; and
•
Other government bonds, including European government bonds, which are bonds issued by governments of countries in the European Union (“E.U.”) and non-E.U. European countries, as well as bonds issued by other supranational organizations, agencies and sovereigns, including the European Commission, China and India.

The six largest product areas available on our platform for the year ended December 31, 2025 were U.S. high-grade, U.S. high-yield, emerging market debt, eurobonds, municipal bonds and U.S. government bonds. In the chart below, we show MarketAxess’ ADV and the amount of new issuance of such product areas for the years ended December 31, 2025 and 2024:

	MarketAxess ADV(1)			Amount of New Issuance
	2025	2024	% Change	2025	2024	% Change
	(In billions)
U.S. high-grade(2)	$7.2	$6.8	5.2%	$1,639.0	$1,515.4	8.2%
U.S. high-yield(2)	1.5	1.3	12.0	332.9	288.9	15.2
Emerging market debt(3)	3.9	3.4	13.4	474.0	400.0	18.5
Eurobonds(4)	2.4	2.0	19.5	1,000.5	812.9	23.1
Municipal bonds(5)	0.6	0.5	12.1	586.8	512.8	14.4
U.S. government bonds(5)	25.4	22.0	15.2	30,504.5	29,333.8	4.0

——––——––——––——––——––——––——–——

(1)

There were 249 and 250 U.S. trading days in each of 2025 and 2024, respectively, based on the SIFMA holiday recommendation calendar and 252 and 253 United Kingdom (“U.K”) trading days in each of 2025 and 2024, respectively, based primarily on the U.K. bank holiday schedule.

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

We plan to leverage our investments in X-Pro, automation, portfolio trading and block trading, as well as our Open Trading functionality, to capture additional market share across our core fixed-income markets while increasing our footprint in newer product areas. In the chart below, we show estimated market ADV and our estimated market share for the years ended December 31, 2025 and 2024, of U.S. high-grade/high-yield bonds combined, U.S. high-grade bonds, U.S. high-yield bonds, municipal bonds and U.S. government bonds.

	Market ADV			Estimated Market Share
	2025	2024	% Change	2025	2024	Bps Change
	(In billions)
U.S. high-grade/U.S high-yield combined(1)	$51.2	$46.2	10.9%	17.0%	17.7%	(70)	Bps
U.S. high-grade(1)	39.0	36.0	8.3	18.4	19.0	(60)
U.S. high-yield(1)	12.2	10.2	20.0	12.5	13.2	(70)
Municipal bonds	10.5	7.2	45.5	5.9	7.4	(150)
U.S. government bonds	1,044.3	909.5	14.8	2.4	2.4	—

——––——––——––——––——––——––——–——

(1)	For U.S. high-grade and high-yield, market ADV is as measured by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”).

Finally, we believe that the current level of electronic trading in our largest product areas is relatively low, creating a long runway for future market share growth. For example, we estimate that the level of electronic trading as a percentage of all means of trading (referred to as “electronic market share”) for U.S. high-grade bonds and U.S. high-yield bonds is approximately 60.0% and 30.0%, respectively. As a comparison, based on third-party estimates, the level of electronic market share for U.S. exchange traded cash equities, U.S. equity options and foreign exchange spots are each over 90.0%.

The Other Asset Classes Available on our Platforms

Through our acquisition of Pragma in 2023, we diversified our product offering by providing automated and algorithmic trading products in equities and foreign exchange. In 2025, we completed our acquisition of a majority stake in RFQ-hub, a multi‑asset platform that connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region for the trading of global listed and over the counter financial instruments, including ETFs and derivative instruments.

Our End-to-End Trading Solutions

A key principle of our strategy is connecting the most robust network of participants through our end-to-end trading solutions. The diverse trading protocols available on our platforms are complemented by a range of pre-trade intelligent data products, post-trade services and technology services. In 2025, 86.8% of our revenues were derived from commissions for transactions executed on our platforms, 6.3% of our revenues were derived from our data products, 5.3% of our revenues were derived from our post-trade services and 1.6% of our revenues were derived from our technology services.

Trade Execution Solutions

Through our platforms, our institutional investor and broker-dealer clients have access to a wide range of trading protocols to assist them with achieving best execution. In addition, we are innovating and modernizing our platforms by integrating a suite of automated and algorithmic trading solutions, as well as order and execution workflow solutions, to help clients manage risks, establish guardrails, streamline processes, remain compliant and improve execution quality.

We believe that X-Pro seamlessly combines enhanced trading workflows with our proprietary data and pre-trade analytics discussed under “— Integrated and Actionable Data Products” below. We plan to continue to expand the use of X-Pro by our institutional investor and broker-dealer clients for a variety of workflows, including automated trading and portfolio transactions.

Disclosed Request for Quote

Our traditional disclosed RFQ protocol allows our institutional investor clients to simultaneously request competing, executable bids or offers from our dealer clients and execute trades with the dealer of their choice from among those that choose to respond. We are not a counterparty to any of the disclosed RFQ trades that are executed on our platforms between institutional investor clients and dealer clients; rather, our platforms enable them to meet, agree on a price and then execute and settle the transaction directly with each other. The disclosed RFQ protocol is available in all our product areas and can be used for single bond inquiries, list trading, portfolio trading and swap trades. In 2025, over 60.0% of all credit volume on the MarketAxess platform was executed via a form of our disclosed RFQ protocol.

Open Trading

We offer Open Trading, our all-to-all trading solution, for most of our products and trading protocols. Open Trading complements our disclosed RFQ protocol by increasing the number of potential counterparties by allowing all participants to interact anonymously in an all-to-all trading environment of approximately 1,800 potential counterparties. We believe the optionality for increased liquidity drives meaningful price improvement to our clients and helps reduce liquidity risk in the fixed-income markets in which we participate. Open Trading participants are able to maintain their anonymity from trade initiation all the way through to settlement. Unlike our disclosed RFQ protocol, in connection with our Open Trading protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades.

We currently offer Open Trading protocols for most of our products, including U.S. high-grade bonds, U.S. high-yield bonds, eurobonds, certain emerging market debt, municipal bonds, U.S. government bonds, agency bonds and other government bonds. Following the introduction of Open Trading on our platforms in 2013, we have continued to build upon the technology to develop more features and services. Our leading Open Trading protocols include Open Trading RFQ, Dealer RFQ, Mid-X sessions and Live Markets. In 2025, approximately 37.0% of eligible credit volume on the MarketAxess platform was executed via Open Trading protocols.

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

In addition, we support a large and growing base of dealer market making algorithms. Dealer market making algorithms enhance the liquidity available on our platforms by increasing the number of competitive responses to each RFQ, thereby increasing a participant’s likelihood of completing a trade at the best price. In 2025, there were 261 client firms using our automated and algorithmic trading solutions, up 6.5% from 2024.

We anticipate that the Pragma technology driving our Adaptive Auto-X functionality will be utilized across our broader suite of automation solutions. The Pragma360 platform provides a customized software-as-a-service algorithmic trading solution with hosted and dedicated trading environments for clients, which is integrated with Panorama, Pragma’s advanced, web-based algorithm management system.

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

We also seek to develop new strategic data partnerships to increase the distribution of our data products. For example, in 2024, we partnered with S&P Global Market Intelligence to integrate S&P Global Bond Reference Data into our suite of data products and include CP+ real-time pricing in S&P Global’s Evaluated Bond Pricing. In 2025, we partnered with FactSet to provide CP+ real-time data within the FactSet Workstation platform and datafeeds, giving FactSet users including asset managers, hedge funds, wealth advisors and institutional traders in-terminal access to CP+ bond pricing data.

Post-Trade Services

We provide post-trade matching and regulatory reporting services and market and reference data across a range of fixed-income products. In response to the requirements of the E.U. Markets in Financial Instruments Directive (“MiFID II”) and U.K. equivalent, we have developed a comprehensive suite of value-add solutions, including SensAI, pre-trade transparency services, data quality analysis and peer benchmarking.

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

Under the Markets in Financial Instruments Regulation (“MiFIR”), all regulated investment firms in the U.K. and the E.U. are required to comply with pre- and post-trade transparency requirements pursuant to which certain quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an Approved Publication Arrangement (“APA”), such as our APAs in the U.K. and the Netherlands, to comply with the post-trade transparency requirement and many firms utilize a third-party provider to satisfy the pre-trade transparency requirement. The MarketAxess transparency and APA trade reporting solutions are available through our Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication and instrument liquidity classification.

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

MarketAxess has approximately 1,000 post-trade reporting, post-trade matching and transparency clients, including investment firms, venues and aggregators, across multiple products.

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

Our Technology

Proprietary Technology

Our electronic trading platforms are based on a secure and scalable architecture that makes broad use of distributed computing to achieve speed and reliability. We provide clients with customizable technology that connects them to fixed-income markets across the trading lifecycle.

We support the achievement of best execution through the choice to use any of our many trading protocols, supported by the X-Pro interface, and our all-to-all Open Trading protocols. In designing X-Pro, we enhanced the trading experience by providing traders with a flexible user experience, intuitive workflows and easy access to our proprietary data and pre-trade analytics. Open Trading increases the number of potential trading counterparties by allowing participants to interact anonymously in an all-to-all trading environment of approximately 1,800 potential counterparties. We believe this technology enhances our institutional investor clients’ ability to obtain a competitive price by allowing all Open Trading participants to interact with each other and increases the likelihood of receiving a competitive price response. We estimate that Open Trading generated approximately $496.4 million of price improvement for our clients in 2025.

In addition, our clients have access to automated and algorithmic trading technologies, which allow clients to set eligibility criteria for their orders that will determine whether a trade is executed on our platforms in accordance with their pre-defined parameters. These automated and algorithmic trading protocols are designed to help increase trading efficiency, freeing traders to focus on more complex or higher-value trades.

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

Technology Team

The design and quality of our technology products is supported by a team of approximately 370 full-time technology professionals led by managers with deep market knowledge and fixed-income expertise. This combination of market knowledge and industry expertise allows us to address client demand and to focus on solutions that can be scaled across client sectors, fixed-income asset classes and trading protocols. Our technology is critical to our growth and our ability to execute our business strategy.

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
•
Continuing product delivery and improvement of features. Our technology team is focused on our agile product development cycle and continued innovation of our platforms with new features. During the year ended December 31, 2025, we delivered approximately 1,000 unique new business and technical features to our clients.

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
•
Other multi-party electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. We compete with Tradeweb (indirectly controlled by the London Stock Exchange), Bloomberg, Intercontinental Exchange (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet, Neptune Networks) and others in the credit and municipal markets; and Tradeweb, Bloomberg, CME Group (BrokerTec), BGC Partners (Fenics UST) and others in the rates markets. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.
•
EMS and OMS Providers – There are various providers of EMS and order management services (“OMS”) that offer aggregation of trading venue liquidity, as well as direct-to-dealer fully electronic trading solutions.
•
Securities and Futures Exchanges — In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, the London Stock Exchange Group acquired a significant stake in Tradeweb and Intercontinental Exchange acquired BondPoint and TMC Bonds, retail-focused platforms, and IDC, a provider of fixed-income data, in an expansion of its portfolio of fixed-income products and services. Exchanges also have data and analytics businesses, which increasingly put their offerings in direct competition with us.

Our data business competes with several large market data and information providers, such as Bloomberg, the London Stock Exchange (LSEG Data & Analytics), Intercontinental Exchange and S&P Global, which currently have a data and analytics relationship with virtually every institutional firm. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platforms.

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

We face intense competition, and we expect competition to continue to intensify in the future. See Part I, Item 1A. – “Risk Factors — Risks Related to Operating in the Electronic Fixed-Income Trading Markets — We face substantial competition that could reduce trading on our platforms or our market share and harm our financial performance.”

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

From time to time, regulations impose increased obligations on our regulated subsidiaries, including our broker-dealer subsidiary. These increased obligations require the implementation and maintenance of internal practices, procedures and controls, which have increased our costs. Many of our regulators, as well as other governmental authorities, are empowered to bring enforcement actions and to conduct administrative proceedings, examinations, inspections and investigations, which may result in increased compliance costs, penalties, fines, enhanced oversight, increased financial and capital requirements, additional restrictions or limitations, censure, suspension or disqualification of the entity and/or its officers, employees or other associated persons, or other sanctions, such as disgorgement, restitution or the revocation or limitation of regulatory approvals. Whether or not resulting in adverse findings, regulatory proceedings, examinations, inspections and investigations can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, client relationships and profitability. From time to time, we and our associated persons have been and are subject to routine reviews, none of which to date have had a material adverse effect on our businesses, financial condition, results of operations or prospects. As a result of such reviews, and any future actions or reviews, we may be required to, among other things, amend certain internal structures and frameworks such as our operating procedures, systems and controls.

The regulatory environment in which we operate is subject to constant change. We are unable to predict how new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. See Part I, Item 1A. – “Risk Factors – Regulatory and Legal Risks – Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.”

U.S. Regulation

In the U.S., the SEC is the federal governmental agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. Our U.S. broker-dealer subsidiary operates an alternative trading system (“ATS”) subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally, and an exempt ATS for U.S. government bonds. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

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

The SEC withdrew multiple rule proposals in 2025, including those relating to the expansion of Regulation ATS and Regulation SCI. It remains unknown, however, to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today. These reforms may also change how our clients trade and where they clear when using our platforms. While we expect this change will increase our own platform efficiency, it could also negatively affect trading activity and liquidity in the markets in which we operate, and it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us.

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

In 2023, amendments to the FSMA repealed the E.U.-inherited financial services framework and expanded the FCA’s regulatory authority, including establishing a new secondary objective to promote “economic growth and international competitiveness” for the U.K. In 2025, the FCA selected a consolidated tape provider (“CTP”) for bonds, expected to begin operating in June 2026. The U.K.’s revised transparency regime for bonds and derivatives became effective in December 2025, removing pre-trade transparency for RFQ protocols, simplifying waivers and deferrals, and introducing additional transparency requirements for bonds traded on venues and certain derivatives subject to clearing.

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

The legal framework in the Netherlands for financial undertakings is predominantly included in the Dutch Financial Supervision Act (“FSA”). The AFM authorizes investment firms and oversees business supervision, while DNB is responsible for prudential supervision to ensure the solidity of financial undertakings and contribute to financial sector stability. Holders of shareholdings or voting rights of 10% or more must apply to the DNB for a declaration of no objection and satisfy the applicable requirements of the FSA.

Following a review of the effectiveness of MiFID II and MiFIR, the European Parliament, the European Council and the European Commission adopted a package of revisions in January 2024 (the “MiFIR Review”). The first stage became effective in 2024, with full effectiveness expected in 2026. The MiFIR Review includes changes to transparency requirements, data quality and pricing standards, organizational requirements for APAs and ARMs, and the E.U. CTP framework for transactions executed on E.U. trading platforms, such as our multilateral trading facilities (“MTFs”). In July 2025, ESMA selected a CTP for bonds for the E.U., and we currently expect that all E.U. trading venues will be obliged to share their trading data with the CTP no sooner than the fourth quarter of 2026.

Although MiFID II and MiFIR were intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards, the U.K.’s departure from the E.U. in 2020 (commonly referred to as “Brexit”), has introduced additional operational complexity as the regulatory standards continue to diverge between the U.K. and the E.U. In general, MiFID II and MiFIR in both the E.U. and the U.K. continue to cause us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations, and the ongoing changes have been positive for our businesses, unintended consequences of the rules and regulations (and ongoing amendments thereto) may adversely affect us in ways yet to be determined. In particular, the ongoing divergence of the U.K. from the E.U. following Brexit in relation to the future development of MiFID II and MiFIR and other rules and regulations within the financial markets (such as the Central Securities Depository Regulation or E.U.’s Digital Operational Resilience Act (“DORA”)) may further increase the complexity, operational costs and compliance requirements of our business in the U.K. and E.U.

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

In addition, as a result of its self-clearing and settlement activities, our U.S. broker-dealer subsidiary is required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

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

MarketAxess Europe Limited is authorized and regulated by the FCA to operate an MTF, holds an Australian Markets License (AML) from the Australian Securities & Investments Commission (ASIC), is recognized by FINMA as a foreign trading venue, licensed by BaFin under the German Securities Trading Act, licensed by the Securities & Futures Commission (SFC) of Hong Kong as an Automated Trading Service and approved by the Monetary Authority of Singapore (MAS) as a Recognized Market Operator. In addition, following Brexit, MarketAxess Europe Limited is recognized or licensed on a cross-border basis to provide its services in Italy and Finland and on a temporary cross-border basis in each of Luxembourg, Denmark and Norway.

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

Asia and Pacific

MarketAxess Singapore Pte. Limited is approved by the MAS as a Recognized Market Operator. Additionally, MarketAxess Singapore Pte. Limited is approved on a cross-border basis by FINMA in Switzerland as a foreign trading venue, by SFC in Hong Kong as an Automated Trading System, by BaFIN in Germany as a foreign market operator, and holds an Australian Markets License from ASIC.

MarketAxess Information Consulting (Shanghai) Co., Ltd. is a wholly foreign-owned enterprise (WFOE) in China. Its business scope includes non-licensed information, data and technology related services. The MarketAxess offshore electronic trading platform (i) is recognized by CFETS and Bond Connect Company Limited for the provision of Bond Connect and CIBM Direct RFQ connectivity services; and (ii) has an agreement with Clearcorp Dealing Systems (India) Limited for connectivity services with NDS-OM.

Human Capital Resources

As of December 31, 2025, we had 868 employees, 554 of whom were based in the U.S. and 314 of whom were based outside of the U.S., principally in the U.K. During fiscal year 2025, we decreased our number of employees by 23, or 2.6%, compared to an increase of 10, or 1.1%, in 2024. None of our employees in the U.S. is represented by a labor union. Certain employees outside the U.S. are subject to industry-standard collective bargaining frameworks applicable in their jurisdictions. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Our talent management strategy is focused on attracting, developing and retaining top talent within the Company. We use a variety of hiring sources to broaden our candidate pools, including employee referrals, recruitment vendors, postings on a variety of job boards, partnering with diverse professional organizations and student organizations, and attending various recruiting events. The market for qualified staff, especially technology professionals, continues to be competitive in our talent markets. Many companies, including our competitors and firms outside of our industry, are interested in hiring our experienced personnel. We offer competitive benefits programs to employees in all regions, including comprehensive medical, dental, and vision plans, disability programs and various vehicles for saving for the future.

We are committed to positioning MarketAxess for further growth through ongoing talent management, succession planning and the deepening of our leadership bench. We utilize regular critical role assessments and talent reviews to ensure that the Company has adequate talent to run the Company’s business today and evolve the Company for the future. We maintain short- and long-term succession plans for our Chief Executive Officer (“CEO”) and other key members of senior management.

We believe that investing in development for our employees is crucial to our success and ability to attract and retain the best talent in our industry. Currently, we offer a development program for new managers and additional programs to enable leaders to foster accountability and clear communication in the teams they lead. We offer a range of live and on-demand technical, markets-related, product management and professional skills development to all employees globally to enable employees to develop a wide range of skills and continue their career growth at MarketAxess.

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
•
We face substantial competition that could reduce trading on our platforms or our market share and harm our financial performance.

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

Risks Related to our Operation and Performance of our Business

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
•
We depend on third-party suppliers for key products and services.
•
If we acquire or invest in other businesses, products or technologies, and are unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions or any strategic alliances, partnerships or joint ventures, which we may enter into.
•
Failure to retain our senior management team or the inability to attract and retain qualified personnel could materially adversely impact our ability to operate or grow our business.
•
Economic sanctions levied against states or individuals could expose us to significant operational and regulatory risks.
•
Risks related to climate change or other sustainability risks could adversely affect our operations or reputation.

Technology, Cybersecurity and Intellectual Property Risks

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Recently, for example, central bank interest rate changes, rising inflation and governmental action related to tariffs each created significant volatility in the markets we serve and increased uncertainty and economic disruption. Certain of the factors below have caused, and may in the future cause, a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume, and could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

There have been significant declines in trading volumes in the financial markets generally in the past and there may be similar declines in trading volumes generally or across our platforms in the future. Any one or more of the above factors may contribute to reduced trading volumes. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions, low volatility or low trading volumes in the U.S. and global financial markets.

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

We face substantial competition that could reduce trading on our platforms or our market share and harm our financial performance.

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

Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered joint ventures and consortia to improve the competitiveness of their electronic trading offerings. If, because of industry consolidation, our competitors are able to offer lower cost and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could attract trading volume away from our platforms or increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.

Our operations also include the sale of pre- and post-trade services, analytics, and market data services. There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg, the London Stock Exchange and Intercontinental Exchange own trading platforms that compete with ours and also have data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 37.8% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. Our efforts may not be successful or result in increased revenues or continued profitability.

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

In addition, under certain of our U.S. high grade fee plans, our fees are designated in basis points in yield (and, as a result, are subject to fluctuation depending on the duration of the bond traded) or our fees vary based on trade size or maturity. For example, during recent periods, a significant rise in corporate bond yields contributed to a decrease in the duration of the U.S. high grade bonds traded on our platforms, which had a negative effect on our average credit variable transaction fee per million. We anticipate that our average credit variable transaction fee per million may continue to vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platforms. Consequently, past trends in commissions are not necessarily indicative of future commissions.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platforms to enter new markets, including new asset classes, products and geographies, including markets where we have little or no operating experience. For example, with the acquisition of Pragma in 2023, we began providing algorithmic trading and quantitative execution solutions in the equities and foreign exchange markets, and in 2025, we completed our acquisition of a majority stake in RFQ-hub, a platform specializing in ETFs and derivatives. We may have difficulties identifying and entering into new markets due to established competitors, lack of recognition of our brand and lack of acceptance of our platforms and solutions, as has occurred with certain of our initiatives in the past.

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
•
difficulties in staffing and managing foreign operations, including our access to and our ability to compete for and hire, skilled employees in both the U.K. and the E.U.;
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

Risks Related to our Operation and Performance of our Business

We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.

We rely on our broker-dealer clients to provide liquidity on our electronic trading platforms by posting prices for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and instant messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our broker-dealer clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

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

We rely on our institutional investor clients to launch inquiries over our trading platforms and, increasingly, to provide liquidity through our Open Trading protocols. A limited number of such clients can account for a significant portion of our trading volume. The obligations of our institutional investor clients to us under our standard contractual agreements are minimal, non-exclusive and terminable by such clients. Our institutional investor clients also buy and sell fixed-income securities through traditional methods, including by telephone and instant messaging, and through other electronic trading platforms.

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

We rely on several third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. These providers may not be willing and/or able to continue to provide these services in an efficient, cost-effective manner, if at all; adequately expand their services to meet our needs; or meet the increasing regulatory requirements applicable to certain technology and data services providers to financial institutions. See “Regulatory and Legal Risks – Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.” If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, including as a result of a cybersecurity incident or other outage at a service provider, our business, financial condition and results of operations could be materially adversely affected.

In particular, we depend on third-party vendors for our bond reference databases, the clearing and settlement of certain of our Open Trading transactions, to host our cloud infrastructure and to provide the technology underpinning key portions of our MarketAxess Rates platform. We obtain essential reference data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations, rating agencies and other third-party data providers. Our reference data sources and information providers could increase the price for or withdraw their data or information services for a variety of reasons. Further, as has occurred in the past, our competitors could revise the current terms on which they provide us with data or information services or could cease providing us with data or information services altogether for a variety of reasons, including competition. Certain third-party services may have limited alternative providers readily available, and disruptions in the services provided by those third-parties to us, including as a result of their inability (due to cybersecurity incidents or otherwise) or unwillingness to continue to license products or provide technology services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

If we acquire or invest in other businesses, products or technologies, and are unable to integrate them with our business, our financial performance may be impaired. We may not realize the anticipated financial and strategic goals for any such transactions or any strategic alliances, partnerships or joint ventures, which we may enter into.

From time to time, we may pursue acquisitions, which may not be completed or, if completed, may not be as beneficial to us as expected. We have made acquisitions in the past, including the purchases of the regulatory reporting business of Deutsche Börse in 2020, MuniBrokers in 2021, Pragma in 2023 and a controlling stake in RFQ-hub in 2025. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

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

•
difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures;
•
exercising influence over the activities of joint ventures in which we do not have a controlling interest;
•
potential conflicts with or among our partners;
•
the possibility that our partners could take action without our approval or prevent us from taking action; and
•
the possibility that our partners become bankrupt or otherwise lack the financial resources to meet their obligations.

Failure to retain our senior management team or the inability to attract and retain qualified personnel could materially adversely impact our ability to operate or grow our business.

The success of our business depends upon the skills, experience and efforts of our executive officers and other key personnel. We do not maintain “key person” life insurance on any of our executive officers and other key personnel. Although we have invested in succession planning, any loss or interruption of one or more of our executive officers or key personnel could nevertheless have a material adverse effect on our business, financial condition and results of operations. Should we lose the services of any such person, we may have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement.

Our business also depends on our ability to continue to attract, motivate and retain a large number of highly qualified personnel in order to support our clients and achieve our business results. There is a limited pool of employees who have the requisite skills, training and education. Identifying, recruiting, training, integrating and retaining qualified personnel requires significant time, expense and attention, and the market for qualified personnel, particularly those with experience in technology, clearing and settlement, product management and regulatory compliance, has become more competitive as an increasing number of companies seek to enhance their positions in the markets we serve. In particular, we compete for technology personnel with highly innovative technology companies and large companies focused on technology development both in and outside our industry and our traditional geographic markets. Many of these companies have significant financial resources and more recognizable brands than ours and may be able to offer more attractive employment opportunities and more lucrative compensation packages. Our inability to attract, retain and motivate personnel with the requisite skills could impact our ability to develop new platforms, platform features or solutions, enhance our existing platforms and solutions, grow our client base, enter into new markets, operate under various regulatory frameworks or manage our business effectively.

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

In addition, certain governments, investors, employees, customers, and the public are focused on sustainability practices and disclosures. Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks. For example, certain investors are incorporating the business risks of climate change and the adequacy of companies’ responses to climate change and other sustainability matters as part of their investment theses and policies. Conversely, there are some stockholders and regulators who have expressed opposing views against sustainability practices, including support for anti-sustainability legislation and policies. For example, certain U.S. states have restricted state-controlled funds from investing based on sustainability factors. Our reputation could be adversely impacted by our sustainability practices and sustainability disclosures or investor perceptions thereof, including if we fail to establish measurable environmental goals or subsequently fail to meet any such goals or if we are perceived to have not responded appropriately to the growing concern for sustainability or climate issues. Any negative publicity we receive regarding sustainability, low sustainability scores or ratings, or shifts in investing priorities may adversely affect the trading price of our common stock or our business, operations and earnings. Finally, we could experience increased operating costs or capital expenditures associated with complying with new disclosure-based or emissions-reduction requirements.

Technology, Cybersecurity and Intellectual Property Risks

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional investor clients.

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, constant competition and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading platforms may become obsolete and our existing business may be harmed. Our future success will depend on our ability to:

•
enhance and innovate our existing products and services;
•
develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our clients and prospective clients;
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

We use AI technologies in our business, including in certain of our product offerings, and we are making investments in expanding AI capabilities in our products and tools. AI technologies are complex, and generative and agentic AI technologies, in particular, are rapidly evolving. The introduction of AI technologies, including generative and agentic AI, into new or existing products or our internal business processes may result in new or enhanced governmental or regulatory scrutiny, additional compliance costs, confidentiality or security risks, privacy concerns, ethical challenges, or other complications that could adversely affect our business, reputation, or financial results.

In addition, the intellectual property ownership and license rights surrounding AI technologies are currently not fully addressed by courts or regulators. The use or adoption of AI technologies in our products or internal business services may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation. Such use or adoption could also lead to the loss of our intellectual property rights. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use, and we may need to develop or deploy additional protections and safeguards for handling the use of customer and proprietary data with such technologies.

We also rely on third-party AI suppliers for certain tools and services, which may introduce risks related to transparency, supply chain security or our ability to monitor and control external AI models. Failures, errors, or disruptions in AI systems, whether developed internally or provided by third parties, could result in operational disruption or impact our critical business processes.

If our AI development, deployment or governance is ineffective or inadequate, it may result in competitive disadvantage, reputational harm, liability, or other adverse consequences to our business operations.

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

While we generally have disaster recovery and business continuity plans in place for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of cloud service providers, internet and mobile phone technology, so any disruption of those systems may affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

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

The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Our computer systems, software and networks (or those of our third-party vendors, including cloud service providers) may be vulnerable to unauthorized access, loss or destruction of data (including confidential and personal customer information), ransomware, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other harmful events that could have an adverse security impact. Further, as AI technologies, including generative and agentic AI models develop rapidly, bad actors may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.

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

Our business also depends on the efficient and uninterrupted operation of our platforms, systems, networks and infrastructure. Any failure of, or significant interruption, delay or disruption to, our systems, networks or infrastructure due to a ransomware attack or other cyber-attack could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; and legal or regulatory claims, proceedings, penalties or fines. We also face these risks of operational disruption, failure or capacity constraints of any of the third-party service providers that facilitate our business activities, including clients, clearing and settlement agents and trading system software, network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. Increased flexibility for our employees to work remotely has amplified certain risks related to, among other things, the increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks, and the increased number of points of possible attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platform.

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

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, ESMA in the E.U., the MAS in Singapore, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, our regulatory reporting business is registered as an ARM and APA with the FCA and ESMA. We also hold several cross-border licenses and permissions with various other regulatory bodies. See Part I, Item 1. “Business – Government Regulation – Non-U.S. Regulation.”

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

The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us.

There have been in the past, and could be in the future, additional significant technological, operational and compliance costs associated with the obligations that derive from compliance with evolving laws, rules and regulations. For example, Brexit continues to drive increasing regulatory divergence between the two jurisdictions, introducing operational complexity and new barriers to cross-border trading. We expect the cost and complexity of complying with diverging E.U. and U.K. financial regulations will continue to increase following the implementation of the amendments to the FSMA in the U.K., the MiFIR Review and DORA. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.

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

We and other firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, FINRA, state securities commissions and state attorney generals in the U.S., and the FCA, ESMA and other international regulators, have increased accordingly. Accordingly, we face the risk of regulatory intervention, investigations and proceedings, particularly in emerging markets, where securities laws are developing, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

We are subject to the risks of litigation and securities laws liability.

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, failure to protect their confidential or personal information or mismanagement. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and the services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

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

As one of the critical elements of the Company’s overall ERRF approach, the Company’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed below in more detail under the heading “The Board’s Oversight of Cybersecurity Risk,” the Board’s oversight of cybersecurity risk management is supported by the Risk Committee of the Board (the “Risk Committee”), which regularly interacts with the Company’s Chief Operating Officer, CRO, CISO and other members of management.
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

Management’s Involvement in Cybersecurity Risk Oversight

The CISO, in coordination with the Company’s management risk committee, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the management risk committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Risk Committee and/or the full Board when appropriate.

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

The Company is ISO/IEC 27001:2012 certified, which is a global standard that specifies the requirements for establishing, implementing, maintaining, and continually improving information security management systems. Additionally, we have received an independent examination regarding our compliance with SOC 2 Type 2.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 50,000 square feet for our other office locations in jurisdictions including the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore.

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

On February 20, 2026, the last reported closing price of our common stock on the NASDAQ Global Select Market was $181.23.

Holders

There were 12 holders of record of our common stock as of February 20, 2026.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
October 1, 2025 - October 31, 2025	812	$174.25	—	$105,016
November 1, 2025 - November 30, 2025	1,584	160.06	—	105,016
December 1, 2025 - December 31, 2025	1,386,001	173.16	1,386,001	205,016
Total	1,388,397	$173.15	1,386,001

During the three months ended December 31, 2025, we repurchased 1,388,397 shares of common stock. The repurchases included 1,386,001 shares repurchased in connection with our Repurchase Programs (as defined below) and 2,396 shares of common stock that were surrendered to us to satisfy withholding tax obligations upon the exercise of stock options and vesting of restricted shares and restricted stock units.

In January 2022, our Board authorized a share repurchase program for up to $150.0 million (the “2022 Repurchase Program”). In August 2024, our Board authorized a share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program”). In December 2025, the Board authorized a share repurchase program for an additional $400.0 million (the “2025 Repurchase Program” and, together with the 2022 Repurchase Program and the 2024 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. The 2022 Repurchase Program was exhausted during the first quarter of 2025.

On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 shares of the Company’s common stock (the “Initial ASR Shares”), representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount.

As of December 31, 2025, we had $205.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for (i) our common stock; (ii) the S&P 500 Index; (iii) the S&P SmallCap 600 and (iv) the Dow Jones U.S. Financials Index, in each case for the past five years. The Company is presenting both the S&P 500 and the S&P SmallCap 600 as major market indexes to reflect the Company’s index change during 2025. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2020, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

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

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2025 and 2024, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2023 to the year ended December 31, 2024 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to approximately 2,100 institutional investor and broker-dealer clients across the global fixed-income and other markets. We have built a differentiated market position through our integrated approach to electronic trading, combining diverse trading protocols, automated and algorithmic execution solutions, intelligent data products and analytics and comprehensive post-trade and technology services. The fixed-income markets we focus on remain significantly less electronified than other asset classes, creating significant opportunities for continued growth.

We believe our scale, network effects, and product innovation uniquely position us to capture increased trading volumes as the markets continue their transition from voice to electronic trading. At the center of our offerings is Open Trading, our award winning all-to-all marketplace, which creates a unique, anonymous liquidity pool that connects market participants across a broad range of fixed-income products. By expanding the number of potential trading counterparties, we believe that Open Trading facilitates price discovery, improves execution quality, and reduces transaction costs for market participants. Institutional investors can also send trading inquiries directly to broker-dealer counterparties on a disclosed basis, while simultaneously accessing the rest of the market on an anonymous basis through Open Trading. We continue to invest in technology innovation. X-Pro, our next-generation trading platform, provides access to multiple trading protocols and workflow tools and integrates our suite of proprietary pre- and post-trade data and analytics tools, powered by our AI-driven pricing engine, CP+, to deliver a seamless user experience. Our automated execution protocols enable clients to pre-define trading parameters and leverage automation to execute transactions seamlessly and efficiently, reducing manual intervention and allowing traders to focus on higher-value opportunities.

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

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of U.S. high grade bonds traded, economic and political conditions in the United States, Europe and elsewhere, including recent and potential future changes in tariffs, international trade agreements or trade policies, and the consolidation or contraction of our broker-dealer and institutional investor clients.

In 2025, the market backdrop for the Company showed increases in estimated U.S. credit market volumes, with U.S. high-grade and U.S. high-yield market average daily volume up 8.4% and 19.5%, respectively, compared to the prior year. However, despite an increase in volatility during March and April, credit spreads and credit spread volatility remained at relatively low levels throughout much of 2025. With regard to the international products traded on our platforms, estimated market volumes of emerging markets and eurobonds increased significantly compared to the prior year.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our 2026 Amended Credit Agreement (as defined below), will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the year with $529.9 million in available borrowing capacity under our 2023 Credit Agreement (as defined below) and capital significantly in excess of our regulatory requirements.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause us to incur additional expense. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today. These reforms may also change how our clients trade and where they clear when using our platforms. While we expect this change will increase our own platform efficiency, it could also negatively affect trading activity and liquidity in the markets in which we operate, and it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us. In addition, the SEC withdrew multiple rule proposals in 2025, including those relating to the expansion of Regulation ATS and Regulation SCI. It remains unknown to what extent new legislation will be passed into law or whether other pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

We provide regulated services to our clients within the E.U. in reliance upon the authorizations our subsidiaries have received from the AFM in the Netherlands. Brexit has led to an ongoing divergence between the U.K. and E.U. financial regulations, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. The cost and complexity of operating across increasingly divergent regulatory regimes have increased and are likely to continue to increase in the future.

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

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems, technology and infrastructure requirements that require us to devote substantial resources to modify and adapt our services. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices, including cloud and AI technologies, on a cost-effective and timely basis. For example, in 2025, we continued our roll-out of Targeted RFQ, which highlights our AI-driven dealer selection tool, a machine learning model that predicts which counterparties are most likely to provide competitive pricing for high-touch workflows. We have also recently expanded our global Mid-X offering, a sessions-based mid-point matching tool for broker-dealers, to emerging market bonds. In addition, as the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. We plan to continue to focus on technology infrastructure and automation initiatives to support more efficient trade execution by our clients.

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

See also Part I, Item 1A. – “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity.”

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients. We believe that the following are the key variables that impact the notional value of such transactions on our platforms and our revenues:

•
the number of participants on our platforms and their willingness to use our platforms instead of competitors’ platforms or other execution methods;
•
the particular trading protocol that our participants use to trade securities on our platforms;
•
the frequency and competitiveness of the price responses by participants on our platforms;
•
the number of markets that are available for our participants to trade on our platforms;
•
the overall level of activity in these markets;
•
the duration of the U.S. high grade bonds trading on our platforms, which may be affected by inflation, among other macroeconomic factors; and
•
the particular fee plan under which we earn commissions.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Year Ended December 31, 2025 Compared to Year Ended December 31, 2024”, in 2025, our trading volumes increased and our average variable transaction fee per million decreased.

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

Information Services

We generate proprietary data from the trading activity and order flow on our platforms. We have prioritized the use of this data to power our AI-driven trading solutions and analytical products. We believe this approach has positioned us to capture higher long-term value by leveraging our proprietary data to enhance our trading solutions and strengthen the integrated value proposition of our platform. We generate revenue from data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. These revenues are either for subscription-based services transferred over time, and may be net of volume-based discounts, or one-time services. Revenues for services transferred over time are recognized ratably over the contract period while revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period.

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

Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to five years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, which range from one to 15 years, using either a straight-line or accelerated amortization method based on the pattern of economic benefit that we expect to realize from such assets. Intangible assets are assessed for impairment annually, or sooner when events or circumstances indicate a possible impairment.

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

Interest Expense. Interest expense consists of financing charges incurred on borrowings.

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

In 2023, 2024 and 2025, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200.0% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of December 31, 2025, a 10.0% change in the expected final share payouts would increase or decrease the total value of the awards by $1.3 million. The estimated final share payouts for the 2023 and 2024 awards as of December 31, 2025 decreased 27.6% compared to December 31, 2024.

Goodwill and Intangible Assets

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. As a result of the annual assessment, we determined that it was more likely than not that the estimated fair value of goodwill exceeded its carrying value. Therefore, we determined that goodwill was not impaired and that a quantitative goodwill test was not required.

Identifiable intangible assets are tested for impairment annually, or sooner when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During the year ended December 31, 2025, there were no events or changes in circumstances that suggested our intangible assets' carrying values exceeded their fair values, and as such, no impairment charges were recorded.

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

In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority or the court of last resort based on the technical merits of the position. We reassess our unrecognized tax benefits as necessary when new information becomes available, including changes in tax law and regulations, relevant tax court rulings and interactions with taxing authorities. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured based on the largest amount of benefit that we believe is more-likely-than-not to be realized upon settlement. It is possible that the reassessment of our unrecognized tax benefits may have a material impact on our effective income tax rate in the period in which the reassessment occurs. See Note 9 for a discussion of our provisions for unrecognized tax benefits related to current and prior periods.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our financial results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$846,268	$817,097	$29,171	3.6%
Expenses	504,430	476,227	28,203	5.9
Operating income	341,838	340,870	968	0.3
Other income (expense)	25,157	19,676	5,481	27.9
Income before income taxes	366,995	360,546	6,449	1.8
Provision for income taxes	120,083	86,365	33,718	39.0
Net income	$246,912	$274,181	$(27,269)	(9.9)%
Less: income attributable to redeemable noncontrolling interest	(285)	—	(285)	NM
Net income available for common stockholders	$246,627	$274,181	$(27,554)	(10.1)

Net income per common share – Diluted	$6.64	$7.28	$(0.64)	(8.8)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $4.6 million and $4.5 million, respectively, for the year ended December 31, 2025.

Revenues

Our revenues for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$734,623	86.8%	$711,710	87.1%	$22,913	3.2%
Information services	53,230	6.3	50,540	6.2	2,690	5.3
Post-trade services	44,491	5.3	42,487	5.2	2,004	4.7
Technology services	13,924	1.6	12,360	1.5	1,564	12.7
Total revenues	$846,268	100.0%	$817,097	100.0%	29,171	3.6%

Commissions

Our commission revenues for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$541,986	$533,363	$8,623	1.6%
Rates	28,198	25,165	3,033	12.1
Other	30,264	20,016	10,248	51.2
Total variable transaction fees	600,448	578,544	21,904	3.8

Fixed distribution fees
Credit	133,820	132,898	922	0.7
Rates	355	268	87	32.5
Total fixed distribution fees	134,175	133,166	1,009	0.8
Total commissions	$734,623	$711,710	$22,913	3.2%

Credit variable transaction fees increased by $8.6 million, driven by a 10.0% increase in trading volume, partially offset by a 7.6% decrease in total credit average variable transaction fee per million. Rates variable transaction fees increased by $3.0 million, driven principally by a 14.9% increase in trading volumes, partially offset by a 2.5% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,786,664	$1,711,275	$75,389	4.4%
High-yield	376,772	334,761	42,011	12.5
Emerging markets	979,903	859,412	120,491	14.0
Eurobonds	605,623	508,093	97,530	19.2
Other credit	153,869	135,975	17,894	13.2
Total credit	3,902,831	3,549,516	353,315	10.0

Rates
U.S. government bonds	6,322,098	5,511,045	811,053	14.7
Agency and other government bonds	272,951	227,614	45,337	19.9
Total rates	6,595,049	5,738,659	856,390	14.9

Total trading volume	$10,497,880	$9,288,175	$1,209,705	13.0%

Number of U.S. Trading Days	249	250
Number of U.K. Trading Days	252	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 4.4% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 8.0% to $9.7 trillion for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 18.4% for the year ended December 31, 2025 from 19.0% for the year ended December 31, 2024. U.S. high-yield volume increased by 12.5% primarily due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.5% for the year ended December 31, 2025 from 13.2% for the year ended December 31, 2024.

Emerging markets and eurobond volumes increased by 14.0% and 19.2%, respectively, driven by an increase in block trading. Other credit volumes increased 13.2%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 14.9%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$138.87	$150.26	$(11.39)	(7.6)%
Rates	4.28	4.39	(0.11)	(2.5)

Credit average variable transaction fee per million decreased by 7.6% to $138.87 per million for the year ended December 31, 2025, mainly due to protocol mix-shift reflecting increased portfolio trading.

Information Services. Information services revenue increased by $2.7 million for the year ended December 31, 2025, mainly due to net new data contract revenue of $1.8 million and the positive impact of foreign currency fluctuations of $0.9 million.

Post-Trade Services. Post-trade services revenue increased by $2.0 million for the year ended December 31, 2025, principally due to the positive impact of foreign currency fluctuations of $1.4 million and net new contract revenue of $0.6 million.

Technology Services. Technology services revenue increased by $1.6 million for the year ended December 31, 2025 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$248,537	$235,880	$12,657	5.4%
Depreciation and amortization	76,699	73,824	2,875	3.9
Technology and communications	78,294	72,166	6,128	8.5
Professional and consulting fees	31,487	27,382	4,105	15.0
Occupancy	15,038	14,690	348	2.4
Marketing and advertising	11,204	11,713	(509)	(4.3)
Clearing costs	16,583	17,863	(1,280)	(7.2)
General and administrative	26,588	22,709	3,879	17.1
Total expenses	$504,430	$476,227	$28,203	5.9%

Employee compensation and benefits increased by $12.7 million primarily due to higher salary costs on higher average headcount and higher severance costs, including repositioning charges related to changes in the Company’s management structure.

Depreciation and amortization increased by $2.9 million primarily due to higher amortization of software development costs, offset by lower depreciation of production software.

Technology and communications expenses increased by $6.1 million, primarily due to higher software as a service costs and cloud hosting fees.

Professional and consulting fees increased by $4.1 million primarily due to higher IT consulting costs, higher other consulting expenses and higher non-IT consulting costs, partially offset by lower acquisition-related consulting and legal costs.

Clearing costs decreased by $1.3 million primarily due to lower U.S. Treasury clearing costs.

General and administrative expenses increased by $3.9 million, primarily due to higher subscription costs and higher charitable contributions.

Other Income (Expense)

Our other income (expense) for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$24,397	$26,046	$(1,649)	(6.3)%
Interest expense	(1,487)	(1,601)	114	(7.1)
Equity in earnings of unconsolidated affiliate	457	1,395	(938)	(67.2)
Other, net	1,790	(6,164)	7,954	NM
Total other income (expense)	$25,157	$19,676	$5,481	27.9%
NM - not meaningful

Interest income decreased by $1.6 million primarily due to lower interest rates.

Interest expense decreased by $0.1 million primarily due to lower financing charges incurred on our short-term borrowing arrangements.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee through May 9, 2025, the date of the 2025 RFQ-hub Acquisition (as defined below).

Other, net increased by $8.0 million principally driven by foreign exchange gains in the current year compared to losses in the prior year and unrealized gains on our investments in the current period compared to unrealized losses in the prior period.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$120,083	$86,365	$33,718	39.0%

Effective tax rate	32.7%	24.0%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The increase in the effective tax rate for the year ended December 31, 2025 is due to the reserve for unrecognized tax benefits established in 2025.

Liquidity and Capital Resources

During the year ended December 31, 2025, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $678.9 million as of December 31, 2025. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into a three-year revolving credit facility (the “2023 Credit Agreement”), which provides aggregate commitments totaling $750.0 million, consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement was amended and restated on February 4, 2026 (the “2026 Amended Credit Agreement”). The 2026 Amended Credit Agreement will mature on February 2, 2029, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of December 31, 2025, we had $220.0 million of borrowings and $0.1 million in letters of credit outstanding, and $529.9 million in available borrowing capacity under the 2023 Credit Agreement. Borrowings under the 2026 Amended Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with our consolidated total leverage ratio. The 2026 Amended Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at December 31, 2025. See Note 13 to the Consolidated Financial Statements for a discussion of the 2023 Credit Agreement. See Note 20 to the Consolidated Financial Statements for a discussion of the 2026 Amended Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%. As of December 31, 2025, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 13 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of December 31, 2025, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2025, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $213.8 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our cash flows were as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$382,139	$385,237	$(3,098)	(0.8)%
Net cash (used in) investing activities	(96,927)	(86,935)	(9,992)	11.5
Net cash (used in) financing activities	(332,369)	(201,377)	(130,992)	65.0
Effect of exchange rate changes on cash and cash equivalents	22,549	(8,138)	30,687	NM
Net increase/(decrease) for the period	$(24,608)	$88,787	$(113,395)	(127.7)%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $3.1 million decrease in net cash provided by operating activities was primarily due to lower net income and unfavorable changes in net receivables from broker-dealers, clearing organizations and customers, and accrued employee compensation, partially offset by favorable changes in income and other tax liabilities, accounts receivable, trading investments and accounts payable, accrued expenses and other liabilities.

The $10.0 million increase in net cash used in investing activities was primarily due to net cash outflows for the 2025 RFQ-hub Acquisition, offset by lower net purchases of securities available-for-sale.

The $131.0 million increase in net cash used in financing activities was principally due to higher repurchases of common stock, including the ASR, higher cash dividends and lower exercises of stock options, offset by higher net proceeds from borrowings.

The $30.7 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment which reflects the strengthening of the British Pound and Euro versus the U.S. dollar in the year ended December 31, 2025.

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

One of our U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2025, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2025, our subsidiaries maintained aggregate net capital and financial resources that were $593.4 million in excess of the required levels of $39.8 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2025 and 2024. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of December 31, 2025 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $82.2 million, with $12.7 million due within the next 12 months and $69.5 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of December 31, 2025, the notional value of our foreign currency forward contracts outstanding was $94.2 million and the fair value of the asset was $1.8 million. We also may enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of December 31, 2025, we had no interest rate swaps outstanding.

In January 2022, our Board authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board authorized the 2024 Repurchase Program for up to an additional $200.0 million. In December 2025, the Board authorized the 2025 Repurchase Program for an additional $400.0 million. The Repurchase Programs do not have an expiration date. As of December 31, 2025, we had $205.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 shares of the Company’s common stock (the “Initial ASR Shares”), representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount.

In January 2026, our Board approved a quarterly cash dividend of $0.78 per share payable on March 4, 2026 to stockholders of record as of the close of business on February 18, 2026. Any future declaration and payment of dividends will be at the sole discretion of our Board.

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

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, other income (expense) to other income (expense) excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to effective tax rate, excluding notable items for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Total Expenses, GAAP-basis	$504,430	$476,227
Exclude: Notable items
Repositioning charges[1]	(5,054)	—
Total Expenses, excluding notable items	$499,376	$476,227

Other income (expense), GAAP-basis	$25,157	$19,676
Exclude: Notable items
Acquisition-related charge/(credit)[2]	557	—
Other income (expense), excluding notable items	$25,714	$19,676

Net income, GAAP-basis	$246,912	$274,181
Exclude: Notable items
Repositioning charges[1]	5,054	—
Acquisition-related charge/(credit)[2]	557	—
Income tax impact from notable items	(1,471)	—
Reserve for uncertain tax positions related to prior periods	23,631	—
Net income, excluding notable items	$274,683	$274,181

Diluted EPS, GAAP-basis	$6.64	$7.28
Notable items as reconciled above	0.75	—
Diluted EPS, excluding notable items	$7.39	$7.28

Effective tax rate, GAAP-basis	32.7%	24.0%
Notable items as reconciled above	(6.4)	—
Effective tax rate, excluding notable items	26.3%	24.0%
[1] Repositioning charges consist of severance included in employee compensation and benefits
[2] Consists of loss on remeasurement of previous equity interest in RFQ-hub to fair value

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Net income	$246,912	$274,181
Interest income	(24,397)	(26,046)
Interest expense	1,487	1,601
Provision for income taxes	120,083	86,365
Depreciation and amortization	76,699	73,824
EBITDA	$420,784	$409,925

Net income margin	29.2%	33.6%
Interest income	(2.9)	(3.2)
Interest expense	0.2	0.2
Provision for income taxes	14.1	10.6
Depreciation and amortization	9.1	9.0
EBITDA margin	49.7%	50.2%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Net cash provided by operating activities	$382,139	$385,237
Exclude: Net change in trading investments	(206)	629
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	22,965	(1,118)
Less: Purchases of furniture, equipment and leasehold improvements	(8,204)	(9,942)
Less: Capitalization of software development costs	(49,810)	(46,623)
Free Cash Flow	$346,884	$328,183

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

As of December 31, 2025, we had $100.8 million of investments in U.S. Treasuries that were classified as trading securities and $58.4 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.1 million and $5.8 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Part I, Item 1A.– “Risk Factors – Risks Related to Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of December 31, 2025, our cash and cash equivalents, restricted cash and deposits amounted to $675.9 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.8 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of December 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.8 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.8 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $2.4 million. The hypothetical unrealized gain or loss of $2.4 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the year ended December 31, 2025, approximately 17.6% of our revenue and 29.5% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $14.9 million and operating expenses by approximately $14.9 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar and Euro versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of December 31, 2025, the notional amounts of our foreign currency forward contracts were $94.2 million. We also may enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. We do not hold derivative instruments for purposes other than economically hedging foreign currency and interest rate risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Variable Transaction Fees related to Open Trading Commissions

As described in Note 2 to the consolidated financial statements, the Company’s variable transaction fees related to Open Trading commissions were $175.6 million for the year ended December 31, 2025. Variable transaction fees are recognized on a trade date basis, are generally calculated as a percentage of the notional dollar volume of bonds traded on the platforms, and vary based on the type, size, yield, and maturity of the bond traded, as well as individual client incentives. For Open Trading trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades.

The principal consideration for our determination that performing procedures relating to revenue recognition for variable transaction fees related to Open Trading commissions is a critical audit matter is a high degree of auditor effort in performing procedures related to this commission fee type.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the calculation of variable transaction fees related to Open Trading commissions and the underlying data. These procedures also included, among others, testing a sample of variable transaction fees related to Open Trading commissions by (i) obtaining and inspecting source documents for both the buyer and seller trades, such as trade ticket, customer agreements, and evidence of settlement and (ii) recalculating the variable transaction fees related to Open Trading commission based on the difference in price between the trades with both the buyer and seller.

Acquisition of RFQ-hub Holdings LLC - Valuation of Developed Technology and Customer Relationships

As described in Note 6 to the consolidated financial statements, on May 9, 2025, the Company completed its acquisition of a 90.3% controlling stake in RFQ-hub Holdings LLC (“RFQ-hub”) for the total purchase price of $82.3 million. Of the acquired intangible assets, $16.9 million of developed technology and $12.6 million of customer relationships were recorded at fair value. The acquired developed technology and customer relationships were valued using the relief-from-royalty method and multi-period excess earnings methods, respectively. Determining the fair value of the developed technology and customer relationships intangible assets required judgment and involved the use of significant estimates and assumptions, including assumptions related to discount rates, revenue growth rates, customer attrition rates, royalty rates, technological obsolescence, contributory asset charges and asset lives.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology and customer relationships acquired in the acquisition of RFQ-hub is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates, revenue growth rates, royalty rates, technological obsolescence and asset lives for developed technology and discount rates, revenue growth rates, customer attrition rates, contributory asset charges and asset lives for customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and customer relationships acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology and customer relationships acquired; (iii) testing the completeness and accuracy of certain underlying data used in the relief-from-royalty and multi-period excess earnings methods; and (iv) evaluating the reasonableness of the significant assumption used by management related to revenue growth rates for developed technology and customer relationships. Evaluating management’s assumption related to the revenue growth rates involved considering the current and past performance of RFQ-hub, the consistency with external market and industry data and whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty and multi-period excess earnings methods used by management and (ii) the reasonableness of (a) the discount rates, royalty rates, technological obsolescence and asset lives assumptions for developed technology and (b) the discount rates, customer attrition rates, contributory asset charges and asset lives assumptions for customer relationships.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2026

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$519,734	$544,478
Cash segregated under federal regulations	48,722	47,107
Investments, at fair value	170,677	165,260
Accounts receivable, net of allowance of $743 and $982 as of December 31, 2025 and 2024, respectively	100,989	91,845
Receivables from broker-dealers, clearing organizations and customers	489,211	357,728
Goodwill	283,667	236,706
Intangible assets, net of accumulated amortization	110,629	98,078
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	112,431	107,298
Operating lease right-of-use assets	51,854	58,132
Prepaid expenses and other assets	46,972	82,584
Total assets	$1,934,886	$1,789,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	73,879	68,054
Payables to broker-dealers, clearing organizations and customers	325,959	218,845
Borrowings	220,000	—
Income and other tax liabilities	49,267	3,683
Accounts payable, accrued expenses and other liabilities	42,584	37,320
Operating lease liabilities	64,938	72,654
Total liabilities	$776,627	$400,556

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interest	12,592	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,121,305 shares and 41,020,421 shares issued and 35,776,886 shares and 37,646,374 shares outstanding as of December 31, 2025 and 2024, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	305,923	350,701
Treasury stock – Common stock voting, at cost, 5,344,419 shares and 3,374,047 shares as of December 31, 2025 and 2024, respectively	(694,764)	(333,369)
Retained earnings	1,538,746	1,405,904
Accumulated other comprehensive income/(loss)	(4,361)	(34,699)
Total stockholders’ equity	1,145,667	1,388,660
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,934,886	$1,789,216

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenues
Commissions	$734,623	$711,710	$662,964
Information services	53,230	50,540	46,383
Post-trade services	44,491	42,487	40,178
Technology services	13,924	12,360	3,022
Total revenues	846,268	817,097	752,547

Expenses
Employee compensation and benefits	248,537	235,880	206,926
Depreciation and amortization	76,699	73,824	70,557
Technology and communications	78,294	72,166	62,801
Professional and consulting fees	31,487	27,382	31,935
Occupancy	15,038	14,690	14,216
Marketing and advertising	11,204	11,713	11,049
Clearing costs	16,583	17,863	17,002
General and administrative	26,588	22,709	23,042
Total expenses	504,430	476,227	437,528
Operating income	341,838	340,870	315,019
Other income (expense)
Interest income	24,397	26,046	22,425
Interest expense	(1,487)	(1,601)	(1,983)
Equity in earnings of unconsolidated affiliate	457	1,395	735
Other, net	1,790	(6,164)	(3,496)
Total other income (expense)	25,157	19,676	17,681
Income before income taxes	366,995	360,546	332,700
Provision for income taxes	120,083	86,365	74,645
Net income	$246,912	$274,181	$258,055
Less: income attributable to redeemable noncontrolling interest	(285)	—	—
Net income available for common stockholders	$246,627	$274,181	$258,055

Net income per common share
Basic	$6.66	$7.29	$6.87
Diluted	$6.64	$7.28	$6.85

Cash dividends declared per common share	$3.04	$2.96	$2.88

Weighted average shares outstanding
Basic	37,056	37,600	37,546
Diluted	37,137	37,672	37,654

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$246,912	$274,181	$258,055
Cumulative translation adjustment	29,829	(10,094)	$13,349
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $160, $92 and $12, respectively	509	(235)	$(22)
Comprehensive income	$277,250	$263,852	$271,382
Less: comprehensive income attributable to redeemable noncontrolling interest	(355)	—	$—
Comprehensive income available for common stockholders	$276,895	$263,852	$271,382

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total stockholders’ equity
	(In thousands, except per share amounts)
Balance at December 31, 2022	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	258,055	—	258,055
Cumulative translation adjustment	—	—	—	—	13,349	13,349
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(22)	(22)
Stock-based compensation	—	29,190	—	—	—	29,190
Exercise of stock options	—	940	—	—	—	940
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(25,839)	—	—	—	(25,839)
Reissuance of treasury stock	—	(242)	1,235	—	—	993
Treasury stock used for acquisition	—	(16,225)	66,793	(6,727)	—	43,841
Cash dividend on common stock ($2.88 per share)	—	—	—	(108,637)	—	(108,637)
Balance at December 31, 2023	123	333,292	(260,298)	1,244,216	(24,370)	1,292,963
Net income	—	—	—	274,181	—	274,181
Cumulative translation adjustment	—	—	—	—	(10,094)	(10,094)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(235)	(235)
Stock-based compensation	—	30,847	—	—	—	30,847
Exercise of stock options	—	2,988	—	—	—	2,988
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(16,194)	—	—	—	(16,194)
Reissuance of treasury stock	—	(232)	2,403	(581)	—	1,590
Repurchases of common stock	—	—	(75,474)	—	—	(75,474)
Cash dividend on common stock ($2.96 per share)	—	—	—	(111,912)	—	(111,912)
Balance at December 31, 2024	123	350,701	(333,369)	1,405,904	(34,699)	1,388,660
Net income	—	—	—	246,627	—	246,627
Cumulative translation adjustment	—	—	—	—	29,829	29,829
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	509	509
Stock-based compensation	—	32,668	—	—	—	32,668
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(17,155)	—	—	—	(17,155)
Reissuance of treasury stock	—	(291)	1,981	—	—	1,690
Repurchases of common stock	—	(60,000)	(360,015)	—	—	(420,015)
Excise tax on repurchases of common stock	—	—	(3,361)	—	—	(3,361)
Cash dividend on common stock ($3.04 per share)	—	—	—	(113,785)	—	(113,785)
Balance at December 31, 2025	$123	$305,923	$(694,764)	$1,538,746	$(4,361)	$1,145,667

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$246,912	$274,181	$258,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,699	73,824	70,557
Amortization of operating lease right-of-use assets	7,523	6,639	5,853
Stock-based compensation expense	30,918	29,684	29,190
Deferred taxes	22,019	(3,878)	(5,815)
Foreign currency transaction losses	3,582	1,276	4,718
Other	(1,620)	7,042	(3,113)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,380)	(3,730)	(7,116)
(Increase)/decrease in receivables from broker-dealers, clearing organizations and customers	(123,038)	320,091	(181,044)
Decrease in prepaid expenses and other assets	819	1,009	(11,898)
(Increase)/decrease in trading investments	206	(629)	(25,248)
(Increase) in mutual funds held in rabbi trust	(359)	(621)	(1,103)
(Decrease) in accrued employee compensation	3,195	7,049	1,466
Increase/(decrease) in payables to broker-dealers, clearing organizations and customers	99,172	(318,229)	227,920
Increase/(decrease) in income and other tax liabilities	23,510	(3,284)	(14,691)
Increase in accounts payable, accrued expenses and other liabilities	4,000	3,543	(7,229)
(Decrease) in operating lease liabilities	(9,019)	(8,730)	(6,735)
Net cash provided by operating activities	382,139	385,237	333,767
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	10,570	12,440	4,452
Purchases	(12,968)	(42,810)	(28,818)
Acquisition, net of cash acquired	(36,515)	—	(78,476)
Purchases of furniture, equipment and leasehold improvements	(8,204)	(9,942)	(9,326)
Capitalization of software development costs	(49,810)	(46,623)	(43,122)
Net cash (used in) investing activities	(96,927)	(86,935)	(155,290)
Cash flows from financing activities
Cash dividends on common stock	(115,199)	(112,697)	(109,658)
Exercise of stock options	—	2,988	940
Withholding tax payments on Full Value Awards vesting and stock option exercises	(17,155)	(16,194)	(25,839)
Repurchases of common stock	(420,015)	(75,474)	—
Payment of contingent consideration	—	—	(12,500)
Proceeds from borrowings	220,000	344,925	123,995
Repayments of borrowings	—	(344,925)	(123,995)
Net cash (used in) financing activities	(332,369)	(201,377)	(147,057)
Effect of exchange rate changes on cash and cash equivalents	22,549	(8,138)	7,588
Cash and cash equivalents including restricted cash
Net increase/(decrease) for the period	(24,608)	88,787	39,008
Beginning of period	700,459	611,672	572,664
End of period	$675,851	$700,459	$611,672

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental cash flow information
Cash paid for income taxes	$62,834	$96,932	$94,814
Cash paid for interest	721	1,717	1,870
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	783	1,840	1,183
Furniture, equipment, software and leasehold improvement additions included in accounts payable	415	693	—
Stock-based and accrued incentive compensation relating to capitalized software development costs	7,534	5,542	—
Excise tax on repurchases of common stock	3,361	—	—
Exercise of stock options - cashless	—	1,735	—
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	82,568	—	127,635
Cash paid for acquisition, net of cash and cash equivalents acquired	(36,515)	—	(78,476)
Non-cash consideration:
Fair value of previously held interest on acquisition date	(33,866)	—	—
Fair value of remaining noncontrolling interests on acquisition date	(10,365)	—	—
Treasury stock used for acquisition	—	—	(43,841)
Liabilities assumed	$1,822	$—	$5,318

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from broker-dealers, clearing organizations and customers include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“securities failed-to-deliver”) and cash deposits held at clearing organizations and clearing brokers to facilitate the settlement and clearance of matched principal transactions. Payables to broker-dealers, clearing organizations and customers include amounts payable for securities not received by the Company from a seller by the settlement date (“securities failed-to-receive”). Securities failed-to-deliver and securities failed-to-receive for transactions executed on a matched principal basis where the Company serves as a counterparty to both the buyer and the seller are recorded on a settlement date basis within receivables from and payables to broker-dealers, clearing organizations and customers. The difference between the Company’s trade-date receivables and payables for unsettled matched principal transactions reflects commissions earned and is recorded within accounts receivable, net on a trade date basis.

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

The allowance for credit losses was $0.7 million and $1.0 million as of December 31, 2025 and 2024, respectively. The provision for bad debts was $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Write-offs and other charges against the allowance for credit losses were $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company also earns equities and foreign exchange commissions for algorithmic trading services and, following the 2025 RFQ-hub Acquisition, derivative and exchange-traded-fund (“ETF”) commissions. These fees incorporate variable transaction fees, which are generally calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

The following table presents commission revenue by fee type:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$376,599	$361,252	$323,038
Open Trading – matched principal trading	175,557	177,966	178,517
U.S. government bonds - matched principal trading	18,029	19,310	15,222
Other	30,263	20,016	4,979
Total variable transaction fees	600,448	578,544	521,756
Distribution fees and unused minimum fees	134,175	133,166	141,208
Total commissions	$734,623	$711,710	$662,964

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$51,941	$49,560	$45,102
Services transferred at a point in time	1,289	980	1,281
Total information services revenues	$53,230	$50,540	$46,383

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$44,319	$42,170	$40,061
Services transferred at a point in time	172	317	117
Total post-trade services revenues	$44,491	$42,487	$40,178

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

The following table presents technology services revenue by timing of recognition:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$13,150	$12,334	$3,021
Services transferred at a point in time	774	26	1
Total technology services revenues	$13,924	$12,360	$3,022

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2024	Revenue billed in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2025
	(In thousands)
Information services	$3,302	$15,512	$(15,471)	$—	$3,343
Post-trade services	1,286	21,552	(21,553)	91	1,376
Technology services	415	5,943	(6,046)	—	312
Total deferred revenue	$5,003	$43,007	$(43,070)	$91	$5,031

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $28.3 million as of December 31, 2025. The Company expects to recognize revenue associated with the remaining performance obligations over the next 34 months.

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

Business Combinations, Goodwill and Intangible Assets

Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, revenue growth rates, customer attrition rates, royalty rates, technological obsolescence, contributory asset charges and asset lives. Intangible assets are valued using various methodologies, including the relief-from-royalty method and multi-period excess earnings method.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Investments and Consolidation

The Company evaluates equity investments for potential consolidation under the voting-interest or variable-interest models. The Company consolidates investees over which the Company determines it has control under the voting interest model, generally greater than 50.0% ownership, or for which the Company is the primary beneficiary under the variable-interest model. The Company uses the equity method of accounting when it exercises significant influence over the investee, but does not have operating control, generally between 20.0% and 50.0% ownership. Under the equity method of accounting, original investments are recorded at cost in prepaid expenses and other assets on the Consolidated Statements of Financial Condition and adjusted by the Company’s proportionate share of the investees’ undistributed earnings or losses. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The guidance has been adopted by the Company on a retrospective basis and resulted in additional disclosures within Footnote 9, Income Taxes, but did not have an impact on the Company’s consolidated statements of financial condition, operations and cash flows.

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

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2025, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2025, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $593.4 million in excess of the required levels of $39.8 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2025, the U.S. broker-dealer subsidiary had a balance of $48.7 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $329.1 million in excess of the required level of $2.2 million.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2025
Assets
Money market funds	$23,355	$—	$—	$23,355
Securities available-for-sale
Corporate debt	—	58,440	—	58,440
Trading securities
U.S. Treasuries	—	100,772	—	100,772
Mutual funds held in rabbi trust	—	11,465	—	11,465
Foreign currency forward position	—	1,847	—	1,847
Total assets	$23,355	$172,524	$—	$195,879

As of December 31, 2024
Assets
Money market funds	$55,473	$—	$—	$55,473
Securities available-for-sale
Corporate debt	—	55,108	—	55,108
Trading securities
U.S. Treasuries	—	99,045	—	99,045
Mutual funds held in rabbi trust	—	11,107	—	11,107
Total assets	$55,473	$165,260	$—	$220,733

Liabilities
Foreign currency forward position	—	936	—	936
Total liabilities	$—	$936	$—	$936

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

During the years ended December 31, 2025 and 2024, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2025
Financial assets not measured at fair value:
Cash	$496,379	$496,379	$496,379	$—	$—	$496,379
Cash segregated under federal regulations	48,722	48,722	48,722	—	—	48,722
Accounts receivable, net of allowance	100,989	100,989	—	100,989	—	100,989
Receivables from broker-dealers, clearing organizations and customers	489,211	489,211	107,223	381,988	—	489,211
Total assets	$1,135,301	$1,135,301	$652,324	$482,977	$—	$1,135,301

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$325,959	$325,959	$—	$325,959	$—	$325,959
Borrowings	220,000	220,000	—	220,000	—	220,000
Total liabilities	$545,959	$545,959	$—	$545,959	$—	$545,959

As of December 31, 2024
Financial assets not measured at fair value:
Cash	$489,005	$489,005	$489,005	$—	$—	$489,005
Cash segregated under federal regulations	47,107	47,107	47,107	—	—	47,107
Accounts receivable, net of allowance	91,845	91,845	—	91,845	—	91,845
Receivables from broker-dealers, clearing organizations and customers	357,728	357,728	107,652	250,076	—	357,728
Total assets	$985,685	$985,685	$643,764	$341,921	$—	$985,685

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$218,845	$218,845	$—	$218,845	$—	$218,845

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

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Notional value	$94,197	$64,454
Fair value of notional	96,044	63,518
Fair value of the asset/(liability)	$1,847	$(936)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unrealized gain/(loss)	$2,782	$(2,838)	3,590
Realized gain/(loss)	1,667	1,148	$(1,470)
Total gain/(loss)	$4,449	$(1,690)	$2,120

The Company records restricted cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of December 31, 2025, the Company did not maintain a collateral deposit with its counterparty bank.

The Company also enters into interest rate swap agreements to manage its exposure to the effect of interest rate changes on its unrealized gains and losses on U.S. Treasury investments. As of December 31, 2025, the Company had no interest rate swaps outstanding.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of December 31, 2025
Securities available-for-sale
Corporate debt	$58,110	$333	$(3)	$58,440
Trading securities
U.S. Treasuries	100,487	329	(44)	100,772
Mutual funds held in rabbi trust	10,563	926	(24)	11,465
Total investments	$169,160	$1,588	$(71)	$170,677

As of December 31, 2024
Securities available-for-sale
Corporate debt	$55,447	$88	$(427)	$55,108
Trading securities
U.S. Treasuries	100,484	86	(1,525)	99,045
Mutual funds held in rabbi trust	10,212	900	(5)	11,107
Total investments	$166,143	$1,074	$(1,957)	$165,260

Proceeds from the sales and maturities of investments were $85.6 million and $62.4 million for the years ended December 31, 2025 and 2024, respectively. Purchases of investments were $87.8 million and $93.4 million for the years ended December 31, 2025 and 2024, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$669	$(328)	$(11)
Trading securities
U.S. Treasuries	1,733	(1,025)	446
Mutual funds held in rabbi trust	7	1,372	1,284
Total investments	$2,409	$19	$1,719

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$5	$4	$(11)
Trading securities
Mutual funds held in rabbi trust	1,259	(328)	(138)
Total investments	$1,264	$(324)	$(149)

Liabilities:
Securities sold, not yet purchased	$—	$174	$—

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of December 31, 2025
Securities available-for-sale
Corporate debt	$8,400	$50,040	$58,440
Trading securities
U.S. Treasuries	—	100,772	$100,772
Total	$8,400	$150,812	$159,212

As of December 31, 2024
Securities available-for-sale
Corporate debt	$9,346	$45,762	$55,108
Trading securities
U.S. Treasuries	49,978	49,067	99,045
Total	$59,324	$94,829	$154,153

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2025
Corporate debt	$3,506	$(3)	$—	$—	$3,506	$(3)

As of December 31, 2024
Corporate debt	$38,041	$(426)	$1,226	$(1)	$39,267	$(427)

During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Receivables from broker-dealers, clearing organizations and customers:
Securities failed-to-deliver – broker-dealers and clearing organizations	$244,405	$109,307
Securities failed-to-deliver – customers	131,632	136,424
Cash deposits with clearing organizations and broker-dealers	107,223	107,652
Other	5,951	4,345
Total	$489,211	$357,728

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$224,844	$158,694
Securities failed-to-receive – customers	93,107	51,916
Other	8,008	8,235
Total	$325,959	$218,845

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

The Company has performed a valuation analysis of the fair market values of its previously-held interests in RFQ-hub and of the assets and liabilities of RFQ-hub and its wholly-owned subsidiaries. During the third quarter of 2025, the Company made measurement period adjustments to the purchase price and fair values of assets acquired. The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the purchase price adjustments recorded:

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

RFQ-hub’s assets and liabilities were measured at estimated fair values on the Acquisition Date. Estimates of fair value represent management’s best estimate and require significant judgment about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The redeemable noncontrolling interests were valued using an option pricing model. The acquired developed technology and customer relationships intangible assets were valued using the relief-from-royalty method and multi-period excess earnings method, respectively. Determining the fair value of the developed technology and customer relationships intangible assets required judgment and involved the use of significant estimates and assumptions, including assumptions related to discount rates, revenue growth rates, customer attrition rates, royalty rates, technological obsolescence, contributory asset charges and asset lives. The fair values of the intangible assets acquired are as follows:

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

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the year ended December 31, 2025 was $1.9 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the year ended December 31, 2025:

(In thousands)
Balance at December 31, 2024	$—
Redeemable noncontrolling interests assumed through the 2025 RFQ-hub Acquisition	10,365
Net income attributable to noncontrolling interests	285
Issuance of noncontrolling interests	1,942
Balance at December 31, 2025	$12,592

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $283.7 million and $236.7 million as of December 31, 2025 and 2024, respectively. The following is a summary of changes in goodwill and intangible assets with indefinite lives for the year ended December 31, 2025:

(In thousands)
Balance at December 31, 2024	$236,706
Goodwill from the 2025 RFQ-hub Acquisition	46,961
Balance at December 31, 2025	$283,667

Intangible assets with definite lives, including the related accumulated amortization, are comprised of the following:

	December 31, 2025			December 31, 2024
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$155,492	$(80,539)	$74,953	$138,089	$(64,698)	$73,391
Developed technology	55,970	(21,984)	33,986	39,070	(15,501)	23,569
Other	2,760	(1,070)	1,690	2,060	(942)	1,118
Total	$214,222	$(103,593)	$110,629	$179,219	$(81,141)	$98,078

Amortization expense associated with identifiable intangible assets was $19.9 million, $19.8 million and $18.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Annual estimated total amortization expense is $19.7 million, $18.3 million, $16.7 million, $15.8 million and $11.1 million for the years ended December 31, 2026 through 2030, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2025	2024
	(In thousands)
Software development costs	$363,775	$307,722
Computer hardware and related software	49,011	50,770
Office hardware	7,746	7,201
Furniture and fixtures	6,716	6,520
Leasehold improvements	31,937	31,386
	459,185	403,599
Accumulated depreciation and amortization	(346,754)	(296,301)
Total	$112,431	$107,298

During the years ended December 31, 2025 and 2024, software development costs totaling $53.0 million and $49.1 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

9. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$22,242	$48,337	$49,028
State and local	41,240	9,695	4,047
Foreign	34,582	32,211	27,385
Total current provision	98,064	90,243	80,460
Deferred:
Federal	18,009	(2,884)	(2,823)
State and local	4,575	(573)	(754)
Foreign	(565)	(421)	(2,238)
Total deferred provision	22,019	(3,878)	(5,815)
Provision for income taxes	$120,083	$86,365	$74,645

Pre-tax income from U.S. operations was $235.8 million, $235.8 million and $228.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Pre-tax income from foreign operations was $131.2 million, $124.7 million and $103.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
U.S. federal statutory tax rate	$77,069	21.0%	$75,715	21.0%	$69,867	21.0%
State and local taxes, net of federal benefit*	9,505	2.6	6,911	1.9	2,737	0.8
Foreign Tax Effects
United Kingdom	4,273	1.2	4,298	1.2	1,935	0.5
Other foreign jurisdictions	1,654	0.4	1,346	0.4	1,386	0.4
Effect of cross-border tax laws	665	0.2	—	—	—	—
Tax Credits	(4,369)	(1.2)	(4,941)	(1.4)	(3,652)	(1.0)
Nontaxable or nondeductible items	4,400	1.2	3,036	0.9	2,372	0.7
Changes in unrecognized tax benefits**	26,886	7.3	—	—	—	—
Effective tax rate	$120,083	32.7%	$86,365	24.0%	$74,645	22.4%

*State taxes in New York State and New York City for the years ended December 31, 2025, 2024 and 2023 made up the majority (greater than 50%) of the tax effect in this category
**The impact in the change in unrecognized tax benefits for the years ended December 31, 2024 and 2023 is immaterial

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Stock compensation expense	$4,962	$4,880
Operating lease liabilities	15,267	15,753
Deferred compensation	2,907	2,700
Capitalized software development	—	3,130
Other	110	1,096
Total deferred tax assets	23,244	27,559
Valuation allowance	—	—
Net deferred tax assets	23,244	27,559
Deferred tax liabilities:
Capitalized software development	(16,397)	—
Depreciation	(5,998)	(6,990)
Goodwill and intangible assets	(6,667)	(5,307)
Operating lease right-of-use assets	(12,098)	(12,515)
Other deferred tax liabilities	(901)	—
Deferred tax asset/(liability), net	$(18,816)	$2,747

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the Company’s cash paid for income taxes, net of refunds:

	Year Ended December 31,
	2025	2024		2023
	(in thousands)
United Sates Federal	$20,262		$48,902		$49,300
United States State and Local
New York	3,802		7,192		6,921
New York City	3,406		8,420		6,478
Other	3,141		433		494
Foreign
United Kingdom	23,467		23,594		20,310
Netherlands	6,813		7,524		10,828
Other	1,943		867		483
Total cash paid for income taxes, net of refunds	$62,834	$	$96,932	$	$94,814

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. As of December 31, 2025, the Company was under a New York State income tax examination for tax years 2015 through 2020 and a New York City income tax examination for the tax years 2016 through 2018. Generally, other than New York City and State, the Company is no longer subject to tax examinations by tax authorities for years prior to 2021. Refer to Note 20, Subsequent Events.

A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$—	$3,130	$9,835
Increase based on tax positions related to the current period	2,454	—	—
Increase based on tax positions related to prior periods	19,909	—	—
(Decrease) related to settlements with taxing authorities	—	(3,130)	(6,705)
Balance at end of year	$22,363	$—	$3,130

As of December 31, 2025, the Company had $22.4 unrecognized tax benefits recorded. During the years ended December 31, 2025, 2024 and 2023, the Company recognized gross expenses of $11.7 million, $0.3 million and $1.6 million, respectively, in penalties and interest. The Company had $11.7 million accrued balances for the payment of interest and penalties as of December 31, 2025, and no accrued balances for the payment of interest and penalties as of December 31, 2024.

10. Stockholders’ Equity

Common Stock

As of December 31, 2025, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the changes in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Outstanding shares of voting common stock at the beginning of year	37,646	37,900	37,648
Exercise of stock options	—	16	6
Issuance of restricted stock and performance shares, net of cancellations	183	125	97
Shares withheld for withholding tax payments	(81)	(61)	(81)
Repurchases of common stock	(1,981)	(342)	—
Reissuance of treasury stock	10	8	5
Treasury stock used for acquisition	—	—	225
Outstanding shares of voting common stock at the end of year	35,777	37,646	37,900

The Board authorized the 2022 Repurchase Program, the 2024 Repurchase Program and the 2025 Repurchase Program in January 2022, August 2024 and December 2025, respectively. On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 shares of the Company’s common stock (the “Initial ASR Shares”), representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. The ASR was accounted for as an equity transaction. The fair value of the Initial ASR Shares of $240.0 million was recorded as a treasury stock transaction. The remaining $60.0 million was recorded as a reduction to additional paid-in capital. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount.

During the year ended December 31, 2025, the Company repurchased a total of 1,980,715 shares of common stock under the Repurchase Programs at a cost of $360.0 million. As of December 31, 2025, the Company had $205.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Dividends

During 2025, 2024 and 2023, the Company paid quarterly cash dividends of $0.76 per share, $0.74 per share and $0.72 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Board. The Board may take into account such matters as general business conditions, the Company’s financial results and condition, capital requirements, contractual obligations, and legal and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board may deem relevant.

11. Stock-Based Compensation Plans

The Company maintains the 2020 Plan which provides for the grant of Full Value Awards, stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2025, there were 2,443,643 shares available for grant under the 2020 Plan.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Employees
Full Value Awards	$27,195	$27,607	$24,205
Stock options	1,053	1,728	3,592
Total employees	28,248	29,335	27,797

Non-employee directors
Restricted stock and restricted stock units	3,883	1,512	1,393
Stock options	537	—	—
Total non-employee directors and consultants	4,420	1,512	1,393
Total stock-based compensation	$32,668	$30,847	$29,190

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $1.8 million, $1.2 million and $0.9 million of capitalized software development costs for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The weighted-average fair value for options granted during the years ended December 31, 2025, 2024 and 2023 were $67.20, $77.16 and $123.47, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	5.0	4.7	5.0
Risk-free interest rate	4.2%	4.0%	3.6%
Expected volatility	38.2%	39.2%	35.8%
Expected dividend yield	1.5%	1.3%	0.8%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reports stock option activity during the years ended December 31, 2025, 2024 and 2023 and the intrinsic value as of December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2022	306,253	$290.65
Granted	13,908	358.53
Canceled or forfeited	(551)	382.12
Exercised	(5,653)	166.34
Outstanding at December 31, 2023	313,957	295.74
Granted	20,793	220.50
Canceled or forfeited	(229,478)	276.79
Exercised	(22,044)	205.28
Outstanding at December 31, 2024	83,228	353.14
Granted	20,606	193.49
Canceled or forfeited	(740)	374.44
Exercised	—	—		—
Outstanding at December 31, 2025	103,094	321.08	3.2	—
Exercisable at December 31, 2025	64,486	380.77	2.2	—

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2025 of $181.25 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2025, there was $1.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

In February 2023, February 2024 and February 2025, annual performance stock units were granted with a three-year performance period that will vest based on the level of achievement by the Company of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit for the following three fiscal years, including the year of grant. The final awarded payout for the awards granted in 2023, 2024 and 2025 will range from zero to 200%. Subject to the grantee’s continued service, any performance stock unit award awarded to a participant will vest on the three-year anniversary of the grant date. Compensation expense for the three-year performance stock units is measured at the grant date and expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Performance Stock Unit Awards

In March 2022, the Company’s Chief Information Officer received a one-time sign-on equity award consisting, in part, of a performance stock unit award with a target of 3,986 shares. The award vested on March 1, 2025 after certification of the performance criteria. Compensation expense for the Chief Information Officer award was measured at the grant date and was expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

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

Performance Stock Unit Award Estimates

The following table reports the Company’s performance payout estimates for three-year performance period awards as of December 31, 2025, as well as the target and maximum share payouts for each award date granted:

Award Date	Estimate	Target	Maximum
February 15, 2023	6,942	16,273	32,546
February 15, 2024	23,656	24,147	48,294
June 3, 2024	1,633	1,797	3,594
February 15, 2025	26,592	27,871	55,742

Equity Grant Activity

The following table reports Full Value Awards activity during the years ended December 31, 2025, 2024 and 2023:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2022	162,356	$321.04
Granted	90,242	328.17
Performance share pay-out	12,145	360.90
Forfeited	(5,272)	376.51
Vested	(98,927)	288.73
Outstanding at December 31, 2023	160,544	346.15
Granted	150,031	217.80
Performance share pay-out	4,739	522.57
Forfeited	(29,581)	255.35
Vested	(85,932)	324.42
Outstanding at December 31, 2024	199,801	276.74
Granted	203,579	194.20
Performance share pay-out	9,812	350.94
Forfeited	(30,645)	226.61
Vested	(107,995)	278.22
Outstanding at December 31, 2025	274,552	223.20

As of December 31, 2025, there was $42.7 million of total unrecognized compensation cost related to Full Value Awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) pursuant to which a total of 121,221 shares of the Company’s Common Stock will be made available for purchase by employees. During the year ended December 31, 2025, the Company issued 10,343 shares of common stock under the ESPP. As of December 31, 2025, there were 97,712 shares available for purchase under the ESPP.

12. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,056	37,600	37,546
Dilutive effect of stock options and Full Value Awards	81	72	108
Diluted weighted average shares outstanding	37,137	37,672	37,654

Basic earnings per share	$6.66	$7.29	$6.87
Diluted earnings per share	6.64	7.28	6.85

Stock options and Full Value Awards totaling 183,624 shares, 329,810 shares and 306,678 shares for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

13. Credit Agreements and Short-term Financing

2023 Credit Agreement

On August 9, 2023, the Company entered into the 2023 Credit Agreement provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2023 Credit Agreement by up to $375.0 million in total.

As of December 31, 2025, the Company had $220.0 million of borrowings and $0.1 million in letters of credit outstanding and $529.9 million in available borrowing capacity under the 2023 Credit Agreement. The Company's borrowings under the 2023 Credit Agreement mature on August 9, 2026.

Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2023 Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company's outstanding borrowings as of December 31, 2025 bear interest at a 5.1% per annum rate. The Company incurred $0.8 million, $0.2 million and $0.1 million of interest expense under the 2023 Credit Agreement for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also incurred $0.1 million of interest expense under a previous credit agreement for the year ended December 31, 2023.

See Note 20, Subsequent Events, for a discussion of the 2026 Amended Credit Agreement.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company incurred no interest on borrowings under such agreements during the year ended December 31, 2025, and $0.1 million of interest expense on borrowings under such agreements during the each of the years ended December 31, 2024 and 2023. As of December 31, 2025, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.7 million, $1.4 million and $0.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
Lease cost:	Classification	2025	2024	2023
		(In thousands)
Operating lease cost - office space	Occupancy	$11,325	$11,034	$12,861
Operating lease cost - equipment	Technology and communications	390	390	98
Variable lease costs	Occupancy	3,379	3,327	237
Total operating lease cost		$15,094	$14,751	$13,196

Finance lease expense was $0.1 million for each of the years ended December 31, 2025 and 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	8.1	8.8
Weighted average discount rate - operating leases	6.1%	6.1%
Weighted average remaining lease term (in years) - finance leases	—	0.8
Weighted average discount rate - finance leases	—	7.2%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the maturity of lease liabilities as of December 31, 2025:

Operating Leases
(In thousands)
2026	$12,671
2027	9,555
2028	8,732
2029	9,006
2030	9,039
2031 and thereafter	33,186
Total lease payments	82,189
Less: imputed interest	17,251
Present value of lease liabilities	$64,938

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2025, 2024 and 2023 respectively.

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

The accounting policies of the Company's reportable segment are the same as those described in the summary of significant accounting policies. The Company's chief operating decision maker (“CODM”) assesses performance of the Company overall and decides how to allocate resources based on net income that is reported on the consolidated statement of operations as net income. The measure of segment assets is reported on the consolidated statement of financial condition as total assets. The Company’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company’s end-to-end trading solutions or into other areas, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The significant segment expenses and net income reviewed by the CODM conform to the presentation of such items in the consolidated statements of operations.

For the years ended December 31, 2025, 2024 and 2023, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the years ended December 31, 2025, 2024 and 2023 and long-lived assets as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenues
United States	$568,383	$568,595	$523,683
United Kingdom	177,257	161,838	147,019
Other	100,628	86,664	81,845
Total	$846,268	$817,097	$752,547

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets, as defined
United States	$99,849	$92,983
United Kingdom	10,740	12,683
Other	1,842	1,632
Total	$112,431	$107,298

17. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $12.4 million, $11.7 million and $7.6 million, respectively, to the plans.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2025 and 2024, the fair value of the mutual fund investments and deferred compensation obligations was $11.5 million and $11.1 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

18. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of December 31,
	Statement of Financial Condition Location	2025	2024	2023
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$519,734	$544,478	$451,280
Cash segregated for regulatory purposes	Cash segregated under federal regulations	48,722	47,107	45,122
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	107,223	107,652	115,151
Other restricted cash deposits	Prepaid expenses and other assets	172	1,222	119
Total		$675,851	$700,459	$611,672

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Parent Company Information

The following tables present Parent Company-only financial information that should be read in conjunction with the consolidated financial statements of the Company.

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
ASSETS
Cash and cash equivalents	$9,254	$94,332
Investments, at fair value	64,298	60,735
Accounts receivable	1,267	1,397
Receivable from subsidiaries	13,754	22,606
Intangible assets, net of accumulated amortization	16	18
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	13,464	15,617
Operating lease right-of-use assets	47,430	51,416
Investments in subsidiaries	1,300,111	1,179,524
Prepaid expenses and other assets	7,294	40,903
Income and other tax receivable	9,779	8,253
Total assets	$1,466,667	$1,474,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	9,178	$9,707
Income and other tax liabilities	3,142	722
Borrowings	220,000	—
Accounts payable, accrued expenses and other liabilities	16,037	10,646
Operating lease liabilities	60,051	65,066
Total liabilities	308,408	86,141

Redeemable noncontrolling interest	12,592	—

Stockholders’ equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	123	123
Common stock non-voting	—	—
Additional paid-in capital	305,923	350,701
Treasury stock	(694,764)	(333,369)
Retained earnings	1,538,746	1,405,904
Accumulated other comprehensive loss	(4,361)	(34,699)
Total stockholders’ equity	1,145,667	1,388,660
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,466,667	$1,474,801

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Revenues	$258,450	$246,600	$270,700

Expenses
Employee compensation and benefits	10,388	12,091	13,938
Depreciation and amortization	2,200	2,186	2,153
Professional and consulting fees	6,341	6,149	5,828
General and administrative	4,154	1,660	2,301
Total expenses	23,083	22,086	24,220
Operating income	235,367	224,514	246,480
Other income (expense)
Interest income	5,202	4,615	3,557
Interest expense	(769)	(167)	(155)
Equity in earnings of unconsolidated affiliate	457	1,395	735
Other, net	2,249	(5,088)	(369)
Total other income (expense)	7,139	755	3,768
Income before income taxes and equity in undistributed earnings of subsidiaries	242,506	225,269	250,248
Benefit from income taxes	(4,122)	(6,550)	(5,586)
Income before equity in undistributed income of subsidiaries	246,628	231,819	255,834
Equity in undistributed income of subsidiaries	284	42,362	2,221
Net income	246,912	274,181	258,055
Other comprehensive income (loss), net	30,338	(10,329)	13,327
Comprehensive income	$277,250	$263,852	$271,382

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$246,912	$274,181	$258,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,200	2,186	2,153
Amortization of operating lease right-of-use assets	3,986	3,697	3,361
Stock-based compensation expense	7,042	7,130	9,725
Deferred taxes	(625)	397	101
Equity in undistributed income of subsidiaries	(284)	(42,362)	(2,221)
Other	(550)	4,304	(4,675)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	130	526	(1,154)
Decrease in receivable from subsidiaries	26,332	12,694	5,474
Decrease in prepaid expenses and other assets	2,057	304	1,296
(Increase) in mutual funds held in rabbi trust	(232)	(94)	(189)
(Decrease)/increase in accrued employee compensation	(529)	1,118	(1,104)
(Increase)/decrease in income and other tax receivables	(1,526)	(579)	3,800
Increase/(decrease) increase in income and other tax liabilities	(941)	(2,278)	2,287
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	8,495	4,809	(861)
(Decrease) in operating lease liabilities	(5,015)	(4,669)	(3,624)
Net cash provided by operating activities	287,452	261,364	272,424
Cash flows from investing activities
Acquisition of business	(38,069)	—	(81,161)
Investments in subsidiaries	(700)	(30)	(10,058)
Available-for-sale investments
Proceeds from maturities and sales	10,570	12,440	4,454
Purchases	(12,968)	(42,810)	(28,818)
Purchases of furniture, equipment and leasehold improvements	(44)	(156)	(239)
Net cash (used in) investing activities	(41,211)	(30,556)	(115,822)
Cash flows from financing activities
Cash dividend on common stock	(115,199)	(112,697)	(109,658)
Exercise of stock options	—	2,988	940
Withholding tax payments on Full Value Awards vesting and stock option exercises	(17,155)	(16,194)	(25,839)
Repurchases of common stock	(420,015)	(75,474)	—
Proceeds from borrowings	220,000	100,000	100,000
Repayments of borrowings	—	(100,000)	(100,000)
Net cash (used in) financing activities	(332,369)	(201,377)	(134,557)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	(86,128)	29,431	22,042
Beginning of period	95,382	65,951	43,909
End of period	$9,254	$95,382	$65,951

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental cash flow information:
Cash paid for income taxes	$44,179	$53,999	$55,784
Cash paid for interest	—	167	35
Non-cash investing and financing activity:
Exercise of stock options - cashless	$—	$1,735	$—
Excise tax on repurchases of common stock	3,361	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	1,072
Treasury stock used for acquisition of business	—	—	43,841

20. Subsequent Events

Tax Audits

On February 18, 2026, the Company entered into a closing agreement with New York State on its tax liability for the 2015-2023 period. The Company is no longer subject to income tax examination by New York State for years before 2024. The Company is still under income tax exam by New York City for tax years 2016 through 2018.

2026 Amended Credit Agreement

On February 4, 2026, the Company, as borrower, entered into the 2026 Amended Credit Agreement. The 2026 Amended Credit Agreement amends and restates in its entirety the 2023 Credit Agreement. Pursuant to the 2026 Amended Credit Agreement, the lenders will continue to provide aggregate commitments totaling $750.0 million (the “Credit Facility”), consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. Subject to satisfaction of certain specified conditions, the Company continues to be permitted to upsize the Credit Facility by up to $375.0 million in total. The incremental facility continues to be uncommitted, and it is possible that the Company may not be successful in obtaining such commitments from existing or new lenders in the amount desired or at all.

The 2026 Amended Credit Agreement amends and restates the 2023 Credit Agreement to, among other things: (1) extend the maturity of the Credit Facility from August 9, 2026 to February 2, 2029, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions; (2) eliminate the 0.10% credit spread adjustment previously added to the interest rate on Secured Overnight Financing Rate (“SOFR”) based borrowings; and (3) increases the maximum amount of cash that may be net against debt for the purposes of calculating the Company’s Consolidated Total Leverage Ratio (as defined in the 2026 Amended Credit Agreement) from $30.0 million to $200.0 million.

As of the date hereof, the Company has $220.0 million in borrowings outstanding and one standby letter of credit, which borrowings were outstanding under the 2023 Credit Agreement and remain outstanding under the 2026 Amended Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B. Other Information.

(b) Trading Plans

In the fourth quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Policies and Procedures Relating to Insider Trading, Repurchases of the Company’s Common Stock and Employee Personal Trading” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2026. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2026). Our Code of Conduct, applicable to directors and all employees, including senior financial officers, and our Code of Ethics of the Chief Executive Officer and Senior Financial Officers, including the Chief Financial Officer (the “Code of Ethics”), are available on our website at www.marketaxess.com. If we make any amendments to or waivers from our Code of Ethics that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our incentive plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	103,094	$321.08	2,443,643

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
10.1

Credit Agreement, dated as of August 9, 2023, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 9, 2023)+

10.2

Amended and Restated Credit Agreement, dated as of February 4, 2026, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 6, 2026)+

10.3

Membership Interest Purchase Agreement, dated as of August 5, 2023, by and among MarketAxess Holdings Inc., Pragma Weeden Holdings LLC, Pragma Financial Systems LLC, Pragma LLC and David Mechner (solely for purposes specified therein) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)†+

10.4	MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on June 10, 2020)#
10.5

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.6

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
10.12

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.13

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.14

Employment Letter Agreement dated as of January 6, 2023, by and between Christopher R. Concannon and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.15

Form of Restricted Stock Unit Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.16

Form of Performance Stock Unit Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.17

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.18

Form of Restricted Stock Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.19

Form of Restricted Stock Unit Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.20

Form of 2022 and 2023 Restricted Stock Unit Agreement (Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.21

Form of 2022 and 2023 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.22

Form of 2022 and 2023 Performance Stock Unit Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#+

EXHIBIT LISTING (CONTINUED)

10.23

Form of 2022 and 2023 Incentive Stock Option Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.24

Form of 2022 and 2023 Restricted Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.25

Form of 2022 and 2023 Performance Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.26

Form of 2024 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

10.27

Form of 2024 Restricted Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.28

Form of 2024 Performance Stock Unit Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#+

10.29

Form of 2024 Performance Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#+

10.30

Form of 2024 Incentive Stock Option Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.31

Form of 2025 and 2026 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)#

10.32

Form of 2025 and 2026 Performance Stock Unit Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)+#

10.33

Form of 2025 and 2026 Incentive Stock Option Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)#

10.34

Form of 2025 and 2026 Restricted Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)#

10.35

Form of 2025 and 2026 Performance Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)+#

10.36

Form of 2025 Restricted Stock Unit Agreement (Non-Deferred) for directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)#

EXHIBIT LISTING (CONTINUED)

10.37

Form of 2025 Restricted Stock Unit Agreement (Deferred) for directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)#

10.38

Form of Restricted Stock Unit (Buyout) for Naineshkumar Panchal pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.39

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.40

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.41

Severance Protection Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.52 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022)#

10.42

Proprietary Information and Non-Competition Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022)#

10.43

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.44

Form of Amendment of Severance Protection Agreement for U.S.-based Executive Officers, except Mr. Panchal (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.45

Form of Amendment of Severance Protection Agreement for U.K.-based Executive Officers (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.46

Offer Letter, dated November 24, 2021, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)#†

10.47

Letter Agreement dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#†+

10.48

Letter Agreement dated as of May 27, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Amended Current Report on Form 8-K/A dated February 21, 2024 and filed on May 30, 2024)#†+

10.49

Severance Protection Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

10.50

Proprietary Information and Non-Competition Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

10.51

Contract of Employment dated as of May 16, 2025, by and between MarketAxess Europe Limited and Dean Berry (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 16, 2025)†+#

19.1	MarketAxess Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

EXHIBIT LISTING (CONTINUED)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

MarketAxess Holdings Inc. Erroneously Awarded Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL and is included in Exhibits 101.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer

Date:	February 24, 2026

By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer

Date:	February 24, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, Chief Executive Officer (principal executive officer)	February 24, 2026

/s/ ILENE FISZEL BIELER Ilene Fiszel Bieler	Chief Financial Officer (principal financial officer)	February 24, 2026

/s/ NITIN MIRWANI Nitin Mirwani	Chief Accounting Officer (principal accounting officer)	February 24, 2026

/s/ CARLOS M. HERNANDEZ Carlos M. Hernandez	Chairman of the Board of Directors	February 24, 2026

/s/ NANCY ALTOBELLO Nancy Altobello	Director	February 24, 2026

/s/ STEVEN L. BEGLEITER Steven L. Begleiter	Director	February 24, 2026

/s/ STEPHEN P. CASPER Stephen P. Casper	Director	February 24, 2026

/s/ JANE CHWICK Jane Chwick	Director	February 24, 2026

/s/ WILLIAM CRUGER William Cruger	Director	February 24, 2026

/s/ ROBERTO HOORNWEG Roberto Hoornweg	Director	February 24, 2026

/s/ KOURTNEY GIBSON Kourtney Gibson	Director	February 24, 2026

/s/ RICHARD G. KETCHUM Richard G. Ketchum	Director	February 24, 2026

/s/ EMILY PORTNEY Emily Portney	Director	February 24, 2026