Form 10-Q
period 2026-03-31
MARKETAXESS HOLDINGS INC
filed 2026-05-07
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, the number of shares of the Registrant’s voting common stock outstanding was 35,539,453.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$377,302	$519,734
Cash segregated under federal regulations	49,053	48,722
Investments, at fair value	170,808	170,677
Accounts receivable, net of allowance of $752 and $743 as of March 31, 2026 and December 31, 2025, respectively	128,171	100,989
Receivables from broker-dealers, clearing organizations and customers, including $75,072 pledged as collateral as of March 31, 2026	977,049	489,211
Goodwill	283,667	283,667
Intangible assets, net of accumulated amortization	105,281	110,629
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	111,642	112,431
Operating lease right-of-use assets	50,986	51,854
Prepaid expenses and other assets	47,577	46,972
Total assets	$2,301,536	$1,934,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	34,738	73,879
Payables to broker-dealers, clearing organizations and customers	696,302	325,959
Borrowings	228,250	220,000
Income and other tax liabilities	35,503	49,267
Accounts payable, accrued expenses and other liabilities	39,115	42,584
Operating lease liabilities	63,711	64,938
Total liabilities	$1,097,619	$776,627

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interest	13,520	12,592

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,241,180 shares and 41,121,305 shares issued and 35,542,208 shares and 35,776,886 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	124	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	365,428	305,923
Treasury stock – Common stock voting, at cost, 5,698,972 shares and 5,344,419 shares as of March 31, 2026 and December 31, 2025, respectively	(752,333)	(694,764)
Retained earnings	1,588,852	1,538,746
Accumulated other comprehensive income/(loss)	(11,674)	(4,361)
Total stockholders’ equity	1,190,397	1,145,667
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,301,536	$1,934,886

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenues
Commissions	$203,471	$181,343
Information services	14,445	12,904
Post-trade services	11,607	11,088
Technology services	3,857	3,241
Total revenues	233,380	208,576

Expenses
Employee compensation and benefits	70,195	61,916
Depreciation and amortization	19,210	18,236
Technology and communications	20,360	18,048
Professional and consulting fees	6,376	6,410
Occupancy	3,819	3,622
Marketing and advertising	2,334	2,061
Clearing costs	4,426	4,185
General and administrative	5,739	5,716
Total expenses	132,459	120,194
Operating income	100,921	88,382
Other income (expense)
Interest income	4,308	7,169
Interest expense	(2,888)	(213)
Equity in earnings of unconsolidated affiliate	—	289
Other, net	1,544	527
Total other income (expense)	2,964	7,772
Income before income taxes	103,885	96,154
Provision for income taxes	25,778	81,089
Net income	$78,107	$15,065
Less: income attributable to redeemable noncontrolling interest	(225)	—
Net income available for common stockholders	$77,882	$15,065

Net income per common share
Basic	$2.21	$0.40
Diluted	$2.20	$0.40

Cash dividends declared per common share	$0.78	$0.76

Weighted average shares outstanding
Basic	35,301	37,388
Diluted	35,386	37,456

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$78,107	$15,065
Cumulative translation adjustment	(7,053)	11,010
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $82 and $(73), respectively	(260)	234
Comprehensive income	$70,794	$26,309
Less: comprehensive income attributable to redeemable noncontrolling interest	(164)	—
Comprehensive income available for common stockholders	$70,630	$26,309

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2026	$123	$305,923	$(694,764)	$1,538,746	$(4,361)	$1,145,667
Net income	—	—	—	77,882	—	77,882
Cumulative translation adjustment	—	—	—	—	(7,053)	(7,053)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(260)	(260)
Stock-based compensation	1	9,663	—	—	—	9,664
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(8,517)	—	—	—	(8,517)
Reissuance of treasury stock	—	(59)	849	—	—	790
Repurchases of common stock	—	58,418	(58,418)	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,776)	—	(27,776)
Balance at March 31, 2026	124	365,428	(752,333)	1,588,852	(11,674)	1,190,397

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities
Net income	$78,107	$15,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,210	18,236
Amortization of operating lease right-of-use assets	1,934	1,763
Stock-based compensation expense	9,153	7,333
Deferred taxes	211	(124)
Foreign currency transaction losses	(1,612)	1,691
Other	4,523	(4,809)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(28,800)	(16,414)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(479,333)	(129,508)
(Increase)/decrease in prepaid expenses and other assets	(2,629)	5,570
Decrease in mutual funds held in rabbi trust	740	837
(Decrease) in accrued employee compensation	(34,854)	(34,310)
Increase in payables to broker-dealers, clearing organizations and customers	376,039	96,275
(Decrease)/increase in income and other tax liabilities	(13,968)	77,295
(Decrease) in accounts payable, accrued expenses and other liabilities	(1,749)	(7,146)
(Decrease) in operating lease liabilities	(2,301)	(2,125)
Net cash (used in)/provided by operating activities	(75,329)	29,629
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	4,274	5,271
Purchases	(6,190)	(5,458)
Purchases of furniture, equipment and leasehold improvements	(259)	(1,930)
Capitalization of software development costs	(17,089)	(15,031)
Net cash (used in) investing activities	(19,264)	(17,148)
Cash flows from financing activities
Cash dividends on common stock	(28,398)	(29,464)
Withholding tax payments on Full Value Awards vesting and stock option exercises	(8,517)	(9,525)
Repurchases of common stock	—	(38,077)
Proceeds from borrowings	126,250	—
Repayments of borrowings	(118,000)	—
Net cash (used in) financing activities	(28,665)	(77,066)
Effect of exchange rate changes on cash and cash equivalents	(4,357)	8,580
Cash and cash equivalents including restricted cash
Net increase/(decrease) for the period	(127,615)	(56,005)
Beginning of period	675,851	700,459
End of period	$548,236	$644,454

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Supplemental cash flow information
Cash paid/(refunded) for income taxes	$35,308	$(1,874)
Cash paid for interest	3,050	198
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,118	92
Furniture, equipment, software and leasehold improvement additions included in accounts payable	513	501
Stock-based and accrued incentive compensation relating to capitalized software development costs	1,985	1,754

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial information as of December 31, 2025 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for credit losses. The allowance for credit losses is based on the estimated expected credit losses in accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectible are written off against the allowance for credit losses.

The allowance for credit losses was $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively. The provision for credit losses was $0.1 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. There were no write-offs or other charges against the allowance for credit losses for the three months ended March 31, 2026. Write-offs and other charges against the allowance for credit losses were $0.3 million for the three months ended March 31, 2025.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents commission revenue by fee type:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$104,724	$95,455
Open Trading – matched principal trading	49,230	43,052
U.S. government bonds - matched principal trading	5,315	4,529
Other	10,697	4,955
Total variable transaction fees	169,966	147,991
Distribution fees and unused minimum fees	33,505	33,352
Total commissions	$203,471	$181,343

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$13,634	$12,699
Services transferred at a point in time	811	205
Total information services revenues	$14,445	$12,904

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,543	$11,049
Services transferred at a point in time	64	39
Total post-trade services revenues	$11,607	$11,088

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents technology services revenue by timing of recognition:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,602	$3,062
Services transferred at a point in time	255	179
Total technology services revenues	$3,857	$3,241

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2025	Revenue billed in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2026
	(In thousands)
Information services	$3,343	$3,866	$(4,197)	$—	$3,012
Post-trade services	1,376	6,596	(5,998)	(24)	1,950
Technology services	312	2,046	(2,056)	—	302
Total deferred revenue	$5,031	$12,508	$(12,251)	$(24)	$5,264

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $32.2 million as of March 31, 2026. The Company expects to recognize revenue associated with the remaining performance obligations over the next 31 months.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU eliminates the requirement to consider the project stage of an internal-use software under development while capitalizing its development costs. Instead, under the ASU, companies are required to capitalize internal-use software development costs when management authorizes and commits to fund the software development project, and it is probable that the project will be completed and the software will be used as intended. This ASU is effective for fiscal years beginning after December 15, 2027 under a prospective, retrospective or a modified approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2026, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2026, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $629.7 million in excess of the required levels of $39.8 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2026, this U.S. broker-dealer subsidiary had a balance of $49.1 million in its special reserve bank account. The U.S. broker-dealer subsidiary also maintained net capital that was $352.1 million in excess of the required level of $6.5 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2026
Assets
Money market funds	$17,196	$—	$—	$17,196
Securities available-for-sale
Corporate debt	—	60,063	—	60,063
Trading securities
U.S. Treasuries	—	100,019	—	100,019
Mutual funds held in rabbi trust	—	10,726	—	10,726
Interest rate swaps	—	319	—	319
Total assets	$17,196	$171,127	$—	$188,323

Liabilities
Foreign currency forward position	—	1,580	—	1,580
Total liabilities	$—	$1,580	$—	$1,580

As of December 31, 2025
Assets
Money market funds	$23,355	$—	$—	$23,355
Securities available-for-sale
Corporate debt	—	58,440	—	58,440
Trading securities
U.S. Treasuries	—	100,772	—	100,772
Mutual funds held in rabbi trust	—	11,465	—	11,465
Foreign currency forward position	—	1,847	—	1,847
Total assets	$23,355	$172,524	$—	$195,879

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Money market funds are included in cash and cash equivalents on the Consolidated Statements of Financial Condition. Securities available-for-sale and trading securities are included in investments, at fair value on the Consolidated Statements of Financial Condition. Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward and interest rate swap contracts are included in either other assets or accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, and are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

During each of the three months ended March 31, 2026 and 2025, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2026
Financial assets not measured at fair value:
Cash	$360,106	$360,106	$360,106	$—	$—	$360,106
Cash segregated under federal regulations	49,053	49,053	49,053	—	—	49,053
Accounts receivable, net of allowance	128,171	128,171	—	128,171	—	128,171
Receivables from broker-dealers, clearing organizations and customers	977,049	977,049	120,471	856,578	—	977,049
Total assets	$1,514,379	$1,514,379	$529,630	$984,749	$—	$1,514,379

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$696,302	$696,302	$—	$696,302	$—	$696,302
Borrowings	228,250	228,250	—	228,250	—	228,250
Total liabilities	$924,552	$924,552	$—	$924,552	$—	$924,552

As of December 31, 2025
Financial assets not measured at fair value:
Cash	$496,379	$496,379	$496,379	$—	$—	$496,379
Cash segregated under federal regulations	48,722	48,722	48,722	—	—	48,722
Accounts receivable, net of allowance	100,989	100,989	—	100,989	—	100,989
Receivables from broker-dealers, clearing organizations and customers	489,211	489,211	107,223	381,988	—	489,211
Total assets	$1,135,301	$1,135,301	$652,324	$482,977	$—	$1,135,301

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$325,959	$325,959	$—	$325,959	$—	$325,959
Borrowings	220,000	220,000	—	220,000	—	220,000
Total liabilities	$545,959	$545,959	$—	$545,959	$—	$545,959

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company enters into foreign currency forward contracts as an economic hedge against certain foreign currency transaction gains and losses in the Consolidated Statements of Operations. These forward contracts are for three-month periods and are used to limit exposure to foreign currency exchange rate fluctuations. The Company also enters into interest rate swap agreements to manage its exposure to the effect of interest rate changes on its unrealized gains and losses on U.S. Treasury investments. For both foreign currency forward contracts and interest rate swaps, the Company records the fair values of the asset in prepaid expenses and other assets or the fair value of the liability in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following table summarizes the Company’s foreign currency forward positions and interest rate swaps:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Foreign currency forwards
Notional value	$96,317	$94,197
Fair value of notional	94,737	96,044
Fair value of the (liability)/asset	$(1,580)	$1,847

Interest rate swaps
Notional value	$100,000	$—
Fair value of notional	100,319	—
Fair value of the asset/(liability)	$319	$—

Realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Foreign currency forwards
Unrealized gain/(loss)	$(3,426)	$3,556
Realized gain/(loss)	2,051	(1,693)
Total gain/(loss)	$(1,375)	$1,863

Interest rate swaps
Unrealized gain/(loss)	$319	$—
Realized gain/(loss)	3	—
Total gain/(loss)	$322	$—

The Company records restricted cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of March 31, 2026, the Company maintained a cash collateral deposit of $1.2 million with its counterparty bank.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2026
Securities available-for-sale
Corporate debt	$60,076	$115	$(128)	$60,063
Trading securities
U.S. Treasuries	100,447	—	(428)	100,019
Mutual funds held in rabbi trust	10,070	701	(45)	10,726
Total investments	$170,593	$816	$(601)	$170,808

As of December 31, 2025
Securities available-for-sale
Corporate debt	$58,110	$333	$(3)	$58,440
Trading securities
U.S. Treasuries	100,487	329	(44)	100,772
Mutual funds held in rabbi trust	10,563	926	(24)	11,465
Total investments	$169,160	$1,588	$(71)	$170,677

Purchases of investments during the three months ended March 31, 2026 and 2025 were $6.2 million and $5.5 million, respectively. Proceeds from the sales and maturities of investments during the three months ended March 31, 2026 and 2025 were $4.3 million and $5.3 million, respectively.

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(343)	$307
Trading securities
U.S. Treasuries	(761)	1,066
Mutual funds held in rabbi trust	(245)	(493)
Total investments	$(1,349)	$880

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$4	$—
Trading securities
Mutual funds held in rabbi trust	61	47
Total investments	$65	$47

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of March 31, 2026
Securities available-for-sale
Corporate debt	$14,013	$46,050	$60,063
Trading securities
U.S. Treasuries	—	100,019	100,019
Total	$14,013	$146,069	$160,082

As of December 31, 2025
Securities available-for-sale
Corporate debt	$8,400	$50,040	$58,440
Trading securities
U.S. Treasuries	—	100,772	100,772
Total	$8,400	$150,812	$159,212

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2026
Corporate debt	$32,202	$(128)	$—	$—	$32,202	$(128)

As of December 31, 2025
Corporate debt	$3,506	$(3)	$—	$—	$3,506	$(3)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During each of the three months ended March 31, 2026 and 2025, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Receivables from broker-dealers, clearing organizations and customers:
Securities failed-to-deliver – broker-dealers and clearing organizations	$425,549	$244,405
Securities failed-to-deliver – customers	426,627	131,632
Cash deposits with clearing organizations and broker-dealers	120,471	107,223
Other	4,402	5,951
Total	$977,049	$489,211

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$483,219	$224,844
Securities failed-to-receive – customers	202,342	93,107
Other	10,741	8,008
Total	$696,302	$325,959

Included in securities failed-to-deliver – broker-dealers and clearing organizations is $75.1 million pledged as collateral to the Company’s settlement bank to secure an overnight borrowing of $71.3 million under the Company’s uncommitted collateralized facility. Please refer to Note 11, Credit Agreements and Short-term Financing, for further discussion of the Company’s borrowings under its uncommitted collateralized facility.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The goodwill recognized in connection with the 2025 RFQ-hub Acquisition is primarily attributable to the acquisition of an assembled workforce and expected future technology and synergies from the integration of the operations of RFQ-hub into the Company’s operations. Approximately $19.5 million of the goodwill recognized in connection with the 2025 RFQ-hub Acquisition is expected to be deductible for income tax purposes.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the three months ended March 31, 2026 was $0.7 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the three months ended March 31, 2026:

(In thousands)
Balance at December 31, 2025	$12,592
Net income attributable to noncontrolling interests	225
Issuance of noncontrolling interests	703
Balance at March 31, 2026	$13,520

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $283.7 million as of each of March 31, 2026, and December 31, 2025.

Intangible assets with definite lives, including the related accumulated amortization, are comprised of the following:

	March 31, 2026			December 31, 2025
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$154,510	$(83,003)	$71,507	$155,492	$(80,539)	$74,953
Developed technology	55,970	(23,847)	32,123	55,970	(21,984)	33,986
Other	2,760	(1,109)	1,651	2,760	(1,070)	1,690
Total	$213,240	$(107,959)	$105,281	$214,222	$(103,593)	$110,629

Amortization expense associated with identifiable intangible assets was $5.0 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. Annual estimated total amortization expense is $19.7 million, $18.3 million, $16.7 million, $15.7 million and $11.1 million for the years ended December 31, 2026 through 2030, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $25.8 million and $81.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was 24.8% and 84.3% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors. The provision for income taxes includes provisions for unrecognized tax benefits of $0.3 million and $56.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s liability for unrecognized tax benefits was $11.2 million.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. On February 18, 2026, the Company entered into a closing agreement with New York State with regard to its tax liability for the 2015-2023 period. The Company is no longer subject to income tax examination by New York State for years before 2024. The Company is currently under a New York City income tax examination for the tax years 2016 through 2023. Generally, other than the New York City audit, the Company is no longer subject to tax examinations by tax authorities for years prior to 2021.

9. Stock-Based Compensation Plans

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, non-employee directors and consultants to participate in the long-term success of the Company. As of March 31, 2026, there were 2,293,272 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)

Employees	$8,550	$6,822
Non-employee directors and consultants	1,113	874
Total stock-based compensation	$9,663	$7,696

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.5 million and $0.4 million of capitalized software development costs for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company granted (i) 164,837 restricted stock units, (ii) 21,736 stock options and (iii) performance stock units with an expected pay-out at target of 46,568 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $179.42 and $179.36, respectively. The weighted-average fair value for stock options of $51.47 per share was based on the Black-Scholes option pricing model.

As of March 31, 2026, the total unrecognized compensation cost related to all non-vested awards was $70.9 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the three months ended March 31, 2026, the Company issued 5,229 shares of common stock under the ESPP. As of March 31, 2026, there were 92,483 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,301	37,388
Dilutive effect of stock options and Full Value Awards	85	68
Diluted weighted average shares outstanding	35,386	37,456

Basic earnings per share	$2.21	$0.40
Diluted earnings per share	2.20	0.40

Stock options and Full Value Awards totaling 333,488 shares and 312,466 shares for the three months ended March 31, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreement and Short-term Financing

Credit Agreement

On August 9, 2023, the Company entered into a three-year revolving credit facility (the “2023 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provided for aggregate commitments totaling $750.0 million. As of December 31, 2025, the Company had $220.0 million of borrowings and $0.1 million in letters of credit outstanding and $529.9 million in available borrowing capacity under the 2023 Credit Agreement.

On February 4, 2026, the Company entered into an amended and restated three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan, as administrative agent, which amends and restates the 2023 Credit Agreement in its entirety. The Credit Agreement provides for aggregate commitments totaling $750.0 million (the “Credit Facility”), consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. Subject to satisfaction of certain specified conditions, the Company may upsize the Credit Facility by up to $375.0 million in total. The incremental facility is uncommitted, and it is possible that the Company may not be successful in obtaining such commitments from existing or new lenders in the amount desired or at all.

The Credit Agreement amends the 2023 Credit Agreement to, among other things: (1) extend the maturity of the Credit Facility from August 9, 2026 to February 2, 2029, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions; (2) eliminate the 0.10% credit spread adjustment previously added to the interest rate on Secured Overnight Financing Rate (“SOFR”) based borrowings; and (3) increase the maximum amount of cash that may be netted against debt for purposes of calculating the Company’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement) from $30.0 million to $200.0 million. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. Borrowings under the 2023 Credit Agreement bore interest on substantially similar terms, except that SOFR-based borrowings included an additional 0.10% credit spread adjustment that was eliminated under the Credit Agreement. The Company repaid $63.0 million of borrowings under the Credit Agreement and incurred $2.7 million of interest expense during the three months ended March 31, 2026, and had no repayments and incurred no interest expense during the three months ended March 31, 2025.

As of March 31, 2026, the Company had $157.0 million of borrowings and $0.1 million in letters of credit outstanding and $592.9 million in available borrowing capacity under the Credit Agreement.

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

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the three months ended March 31, 2026, and no interest expense during the three months ended March 31, 2025. As of March 31, 2026, the Company had $71.3 million in borrowings outstanding, secured by $75.1 million of receivables from broker-dealers, clearing organizations and customers pledged to the Company’s settlement bank. As of March 31, 2026, the Company had $428.7 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had no overdrafts payable outstanding.

12. Leases

The Company has operating leases for corporate offices with initial lease terms ranging from one year to 15 years. Certain leases contain options to extend the initial term at the Company’s discretion. The Company accounts for the option to extend when it is reasonably certain of being exercised. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company also has operating leases for equipment with initial lease terms ranging from one year to five years.

The following table presents the components of operating lease expense for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
Lease cost:	Classification	2026	2025
		(In thousands)
Operating lease cost - office space	Occupancy	$2,852	$2,751
Operating lease cost - equipment	Technology and communications	98	98
Variable lease costs	Occupancy	884	785
Total operating lease cost		$3,834	$3,634

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company determines whether an arrangement is, or includes, a lease at contract inception. Lease right-of-use assets and liabilities are recognized at commencement date and are initially measured based on the present value of lease payments over the defined lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the lease inception date in determining the present value of lease payments.

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years) - operating leases	7.8	8.1
Weighted average discount rate - operating leases	6.0%	6.1%

The following table presents the maturity of lease liabilities as of March 31, 2026:

Operating Leases
(In thousands)
2026	$9,703
2027	9,996
2028	9,162
2029	9,046
2030	9,039
2031 and thereafter	33,153
Total lease payments	80,099
Less: imputed interest	16,388
Present value of lease liabilities	$63,711

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2026 and 2025 respectively.

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

14. Share Repurchase Programs

In August 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program for up to $200.0 million (the “2024 Repurchase Program”). In December 2025, the Board authorized a share repurchase program for up to an additional $400.0 million (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the three months ended March 31, 2026, the Company repurchased 359,782 shares of common stock under the Repurchase Programs at a cost of $60.0 million. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan, pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 shares of the Company’s common stock (the “Initial ASR Shares”), representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount. The 2024 Repurchase Program was exhausted by the ASR.

As of March 31, 2026, the Company had $205.0 million of remaining capacity under the 2025 Repurchase Program.

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

The accounting policies of the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) assesses performance of the Company overall and decides how to allocate resources based on net income that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated statement of financial condition as total assets. The Company’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company’s end-to-end trading solutions or into other areas, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The significant segment expenses and net income reviewed by the CODM conform to the presentation of such items in the consolidated statements of operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the three months ended March 31, 2026 and 2025, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2026 and 2025, and long-lived assets as of March 31, 2026 and December 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues
United States	$149,749	$142,660
United Kingdom	52,846	42,729
Other	30,785	23,187
Total	$233,380	$208,576

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Long-lived assets, as defined
United States	$100,207	$99,849
United Kingdom	9,595	10,740
Other	1,840	1,842
Total	$111,642	$112,431

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	March 31, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$377,302	$519,734
Cash segregated for regulatory purposes	Cash segregated under federal regulations	49,053	48,722
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	120,471	107,223
Other restricted cash deposits	Prepaid expenses and other assets	1,410	172
Total		$548,236	$675,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “could,” “may,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our Company’s policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” and in our Form 10-K for the year ended December 31, 2025, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our objective is to create, maintain and expand the leading global electronic network for the trading of fixed-income securities that enables institutional investors, broker-dealers and other market participants to connect, operate more efficiently and achieve better trading outcomes. We seek to achieve this goal by offering our clients full end-to-end electronic trading solutions and workflow tools, powered by a broad array of proprietary data and analytical tools. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy” of our Form 10-K for the year ended December 31, 2025.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of U.S high grade bonds traded, economic and political conditions in the United States, Europe and elsewhere, including recent and potential future changes in tariffs, international trade agreements or trade policies, and the consolidation or contraction of our broker-dealer and institutional investor clients. In the first three months of 2026, the market backdrop for the Company reflected increases in estimated market volumes in most of the Company’s key markets compared to the prior year, due, in part, to increased levels of event-driven volatility.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with $592.9 million in available borrowing capacity under our Credit Agreement and capital significantly in excess of our regulatory requirements.

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

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products. Certain clients have been increasingly using portfolio trading workflows in lieu of more established trading protocols designed to generate price competition on individual bonds. Our dealer clients have also increased their usage of matching sessions offered by competing platforms in recent periods. To the extent that our clients increase their use of portfolio trading and matching session protocols offered by other platforms, our market share could decrease. Due to the large size of the trades and the concentration of activity at the end of the month, portfolio trading can drive significant swings in trading volumes and estimated market share. Furthermore, portfolio trading is generally provided under a lower-fee structure than other protocols and the growth of portfolio trading on our platform will likely have a negative impact on our average credit variable transaction fee per million.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause us to incur additional expense. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today. These reforms may also change how our clients trade and where they clear when using our platforms to trade U.S. Treasury securities. While we expect this change will increase our own platform efficiency, it could also negatively affect trading activity and liquidity in the markets in which we operate and the full impact of this change is still unknown at this time. In April 2026, FINRA filed a proposed rule change that would require member firms to identify and flag certain affiliate back-to-back trade reports in TRACE (as defined below). If adopted, the rule would suppress qualifying affiliate principal transactions from reported monthly TRACE volumes and could affect the Company’s estimated market share for U.S. high-grade, U.S. high-yield and U.S. Treasury products. The proposed rule change is subject to SEC review and public comment, and FINRA will announce the effective date if the rule is approved. It remains unknown to what extent new legislation will be passed into law or whether other pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

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

For further description of the regulations which govern our business, see Part I, Item 1. “Business—Government Regulation”

of our Form 10-K for the year ended December 31, 2025.

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

See also Part I, Item 1A. – “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity” of our Form 10-K for the year ended December 31, 2025.

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients. We believe that the following are the key variables that impact trading volumes and our revenues:

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” and “— Results of Operations — Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025,” our trading volumes increased and our average variable transaction fee per million decreased.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, regulatory fees, subscription costs, charitable contributions, provision for credit losses, various state franchise and U.K. value-added taxes and other miscellaneous expenses.

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

Other Income (Expense)

Interest Income. Interest income consists of interest income earned on our cash and cash equivalents, restricted cash deposits and investments.

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

In 2024, 2025 and 2026, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of March 31, 2026, a 10.0% change in the expected final share payouts would increase or decrease the total value of the awards by $1.7 million. The estimated final share payouts for the 2024 and 2025 awards as of March 31, 2026 decreased 12.3% compared to December 31, 2025. See Note 9 for a discussion of the Company’s stock-based compensation expense.

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

Identifiable intangible assets are tested for impairment annually, or sooner when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During the three months ended March 31, 2026, there were no events or changes in circumstances that suggested our intangible assets’ carrying values exceeded their fair values, and as such, no impairment charges were recorded.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our financial results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$233,380	$208,576	$24,804	11.9%
Expenses	132,459	120,194	12,265	10.2
Operating income	100,921	88,382	12,539	14.2
Other income (expense)	2,964	7,772	(4,808)	(61.9)
Income before income taxes	103,885	96,154	7,731	8.0
Provision for income taxes	25,778	81,089	(55,311)	(68.2)
Net income	$78,107	$15,065	$63,042	418.5%
Less: income attributable to redeemable noncontrolling interest	(225)	—	(225)	NM
Net income available for common stockholders	$77,882	$15,065	$62,817	417.0

Net income per common share – Diluted	$2.20	$0.40	$1.80	450.0%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $3.4 million and $2.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Revenues

Our revenues for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$203,471	87.2%	$181,343	86.9%	$22,128	12.2%
Information services	14,445	6.2	12,904	6.2	1,541	11.9
Post-trade services	11,607	5.0	11,088	5.3	519	4.7
Technology services	3,857	1.6	3,241	1.6	616	19.0
Total revenues	$233,380	100.0%	$208,576	100.0%	$24,804	11.9%

Commissions. Our commission revenues for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$150,347	$135,840	$14,507	10.7%
Rates	8,922	6,919	2,003	28.9
Other	10,697	5,232	5,465	104.5
Total variable transaction fees	169,966	147,991	21,975	14.8

Fixed distribution fees
Credit	33,403	33,265	138	0.4
Rates	102	87	15	17.2
Total fixed distribution fees	33,505	33,352	153	0.5
Total commissions	$203,471	$181,343	$22,128	12.2%

Credit variable transaction fees increased by $14.5 million, driven by a 17.0% increase in trading volume, partially offset by a 5.0% decrease in total credit average variable transaction fee per million. Rates variable transaction fees increased by $2.0 million, driven by a 15.6% increase in trading volume and an 11.4% increase in total rates average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$511,492	$461,308	$50,184	10.9%
High-yield	100,409	89,997	10,412	11.6
Emerging markets	311,925	240,285	71,640	29.8
Eurobonds	178,162	147,917	30,245	20.4
Other credit	40,186	36,482	3,704	10.2
Total credit	1,142,174	975,989	166,185	17.0

Rates
U.S. government bonds	1,800,150	1,582,081	218,069	13.8
Agency and other government bonds	104,376	65,825	38,551	58.6
Total rates	1,904,526	1,647,906	256,620	15.6

Total trading volume	$3,046,700	$2,623,895	$422,805	16.1%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 10.9% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) increased by 17.1% to $3.0 trillion for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 17.1% for the three months ended March 31, 2026 from 18.0% for the three months ended March 31, 2025. U.S. high-yield volume increased by 11.6% primarily due to an increase in estimated market volumes and an increase in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume increased to 12.2% for the three months ended March 31, 2026 from 11.9% for the three months ended March 31, 2025.

Emerging markets and eurobond volumes increased by 29.8% and 20.4%, respectively. Other credit volumes increased 10.2%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 15.6%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Average variable transaction fee per million
Credit	$132	$139	$(7)	(5.0)%
Rates	4.68	4.20	0.48	11.4

Credit average variable transaction fee per million decreased by 5.0% to $132 per million for the three months ended March 31, 2026, mainly due to protocol and product mix, partially offset by higher duration of bonds traded in U.S. high grade.

Information Services. Information services revenue increased by $1.5 million for the three months ended March 31, 2026 due to net new contract revenue and the positive impact of foreign currency fluctuations.

Post-Trade Services. Post-trade services revenue increased by $0.5 million for the three months ended March 31, 2026 mainly due to the positive impact of foreign currency fluctuations.

Technology Services. Technology services revenue increased by $0.6 million for the three months ended March 31, 2026 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$70,195	$61,916	$8,279	13.4%
Depreciation and amortization	19,210	18,236	974	5.3
Technology and communications	20,360	18,048	2,312	12.8
Professional and consulting fees	6,376	6,410	(34)	(0.5)
Occupancy	3,819	3,622	197	5.4
Marketing and advertising	2,334	2,061	273	13.2
Clearing costs	4,426	4,185	241	5.8
General and administrative	5,739	5,716	23	0.4
Total expenses	$132,459	$120,194	$12,265	10.2%

Employee compensation and benefits increased by $8.3 million primarily due to higher salary and benefit cost and higher severance costs, including repositioning charges related to changes in the Company’s management structure.

Depreciation and amortization increased by $1.0 million, primarily due to higher amortization of software development costs and higher amortization of intangibles.

Technology and communications expenses increased by $2.3 million primarily due to higher cloud hosting and software service costs.

Marketing and advertising expenses increased by $0.3 million primarily due to higher sales-related travel and entertainment costs.

Clearing costs increased by $0.2 million primarily due to higher trading volumes.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$4,308	$7,169	$(2,861)	(39.9)%
Interest expense	(2,888)	(213)	(2,675)	NM
Equity in earnings of unconsolidated affiliate	—	289	(289)	(100.0)
Other, net	1,544	527	1,017	193.0
Total other income (expense)	$2,964	$7,772	$(4,808)	(61.9)%
NM - not meaningful

Interest income decreased by $2.9 million, driven by lower interest rates on our cash balances.

Interest expense increased by $2.7 million due to borrowings on the Company’s credit facility that were used, along with cash on hand, to fund the ASR.

Other, net increased by $1.0 million primarily driven by receipt of tax credits in the current period partially offset by unrealized losses on investments in the current period compared to unrealized gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$25,778	$81,089	$(55,311)	(68.2)%

Effective tax rate	24.8%	84.3%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The decrease in the effective tax rate for the three months ended March 31, 2026 is mainly due to the reserve for unrecognized tax benefits established in the first quarter of 2025.

Liquidity and Capital Resources

During the three months ended March 31, 2026, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $537.4 million as of March 31, 2026. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

The Credit Agreement provides for aggregate commitments totaling $750.0 million and matures on February 2, 2029, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2026, we had $157.0 million of borrowings and $0.1 million in letters of credit outstanding and $592.9 million in available borrowing capacity under the Credit Agreement. As of April 30, 2026, we had $137.0 million of borrowings and $0.1 million in letters of credit outstanding and $612.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at March 31, 2026. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%. As of March 31, 2026, the subsidiaries had $71.3 million of borrowings outstanding, secured by $75.1 million of receivables from broker-dealers, clearing organizations and customers pledged as collateral, and up to $428.7 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of March 31, 2026, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2026, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $335.9 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our cash flows were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Net cash (used in)/provided by operating activities	$(75,329)	$29,629	$(104,958)	(354.2)%
Net cash (used in) investing activities	(19,264)	(17,148)	(2,116)	12.3
Net cash (used in) financing activities	(28,665)	(77,066)	48,401	(62.8)
Effect of exchange rate changes on cash and cash equivalents	(4,357)	8,580	(12,937)	NM
Net increase/(decrease) for the period	$(127,615)	$(56,005)	$(71,610)	127.9%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $105.0 million decrease in net cash provided by operating activities was primarily due to unfavorable changes in net receivables from broker-dealers, clearing organizations and customers, accounts receivable, prepaid expenses and other assets and income and other tax liabilities partially offset by higher net income and favorable changes in accounts payable, accrued expenses and other liabilities.

The $2.1 million increase in net cash used in investing activities was primarily due to higher net purchases of securities available-for-sale.

The $48.4 million decrease in net cash used in financing activities was principally due to lower repurchases of common stock and an increase in net proceeds from borrowings.

The $12.9 million change in the effect of exchange rate changes on cash and cash equivalents was due to changes in the cumulative translation adjustment, principally driven by the weakening of the British Pound and Euro versus the U.S. Dollar in the current period.

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

One of our U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2026, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2026, our subsidiaries maintained aggregate net capital and financial resources that were $629.7 million in excess of the required levels of $39.8 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2026 and 2025. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of March 31, 2026 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $80.1 million, with $12.4 million due within the next 12 months and $67.7 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of March 31, 2026, the notional value of our foreign currency forward contracts outstanding was $96.3 million and the fair value of the liability was $1.6 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of March 31, 2026, the notional value of our interest rate swaps outstanding was $100.0 million and the fair value of the asset was $0.3 million.

In August 2024, our Board authorized the 2024 Repurchase Program for up to $200.0 million. In December 2025, our Board authorized the 2025 Repurchase Program for an additional $400.0 million. The Repurchase Programs do not have an expiration date. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into the ASR with JPMorgan, pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 Initial ASR Shares, representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount. The 2024 Repurchase Program was exhausted by the ASR.

As of March 31, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program.

In April 2026, our Board approved a quarterly cash dividend of $0.78 per share payable on June 3, 2026 to stockholders of record as of the close of business on May 20, 2026. Any future declaration and payment of dividends will be at the sole discretion of our Board.

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

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, operating margin to operating margin, excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to the effective tax rate, excluding notable items for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Total Expenses, GAAP-basis	$132,459	$120,194
Exclude: Notable items
Repositioning charges[1]	(1,484)	—
Other notable items[2]	(656)	—
Total Expenses, excluding notable items	$130,319	$120,194

Net income, GAAP-basis	$78,107	$15,065
Exclude: Notable items
Repositioning charges[1]	1,484	—
Other notable items[2]	656	—
Income tax impact from notable items	(531)	—
Reserve for uncertain tax positions related to prior periods	—	54,939
Net income, excluding notable items	$79,716	$70,004

Operating margin, GAAP-basis	43.2%	42.4%
Notable items as reconciled above	1.0	—
Operating margin, excluding notable items	44.2%	42.4%

Diluted EPS, GAAP-basis	$2.20	$0.40
Notable items as reconciled above	0.05	1.47
Diluted EPS, excluding notable items	$2.25	$1.87

Effective tax rate, GAAP-basis	24.8%	84.3%
Notable items as reconciled above	—	(57.1)
Effective tax rate, excluding notable items	24.8%	27.2%
[1] Repositioning charges consist of severance included in employee compensation and benefits
[2] Consists of legal expenses included in professional and consulting

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net income	$78,107	$15,065
Interest income	(4,308)	(7,169)
Interest expense	2,888	213
Provision for income taxes	25,778	81,089
Depreciation and amortization	19,210	18,236
EBITDA	$121,675	$107,434

Net income margin	33.5%	7.2%
Interest income	(1.8)	(3.4)
Interest expense	1.2	0.1
Provision for income taxes	11.0	38.9
Depreciation and amortization	8.2	8.7
EBITDA margin	52.1%	51.5%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net cash (used in)/provided by operating activities	$(75,329)	$29,629
Exclude: Net change in trading investments	—	—
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	108,529	34,399
Less: Purchases of furniture, equipment and leasehold improvements	(259)	(1,930)
Less: Capitalization of software development costs	(17,089)	(15,031)
Free Cash Flow	$15,852	$47,067

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

As of March 31, 2026, we had $100.0 million of investments in U.S. Treasuries that were classified as trading securities and $60.1 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.0 million and $6.0 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of March 31, 2026, our cash and cash equivalents, restricted cash and cash deposits amounted to $548.2 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.5 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of March 31, 2026, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.8 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.8 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended March 31, 2026, approximately 18.1% of our revenues and 30.5% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $15.7 million and operating expenses by approximately $15.8 million.

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

Derivative Risk

Our limited derivative risk stems primarily from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of March 31, 2026, the notional amount of our foreign currency forward contracts was $96.3 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of March 31, 2026, we had interest rate swaps outstanding with notional value of $100.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2025. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2026, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 2026	8,594	$178.59	—	$205,016
February 2026	396,141	167.92	359,782	205,016
March 2026	2,466	187.13	—	205,016
Total	407,201	$168.26	359,782

During the three months ended March 31, 2026, we repurchased 407,201 shares of common stock. The repurchases included 359,782 shares repurchased in connection with our Repurchase Programs and 47,419 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of Full Value Awards and upon the exercise of stock options.

In August 2024, our Board authorized the 2024 Repurchase Program for up to $200.0 million. In December 2025, the Board authorized the 2025 Repurchase Program for an additional $400.0 million. The Repurchase Programs do not have an expiration date. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into the ASR with JPMorgan, pursuant to which the Company paid $300.0 million and received an initial delivery of 1,386,001 Initial ASR Shares, representing 80% of the value of such payment in shares, calculated based on the closing share price of $173.16 per share on December 9, 2025. Final settlement of the ASR occurred on February 4, 2026 with the delivery of 359,782 additional shares. The average purchase price per share for shares of common stock purchased by the Company pursuant to the ASR was $171.84, which was determined based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount. The 2024 Repurchase Program was exhausted by the ASR.

As of March 31, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the first quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1

Amended and Restated Credit Agreement, dated as of February 4, 2026, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 6, 2026)+

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
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

MARKETAXESS HOLDINGS INC.

Date: May 7, 2026	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: May 7, 2026	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)