Form 10-Q
period 2026-06-30
MARKETAXESS HOLDINGS INC
filed 2026-08-07
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, the number of shares of the Registrant’s voting common stock outstanding was 35,192,891.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$245,794	$519,734
Cash segregated under federal regulations	49,390	48,722
Investments, at fair value	171,067	170,677
Accounts receivable, net of allowance of $984 and $743 as of June 30, 2026 and December 31, 2025, respectively	133,786	100,989
Receivables from broker-dealers, clearing organizations and customers.	1,228,453	489,211
Goodwill	283,667	283,667
Intangible assets, net of accumulated amortization	100,245	110,629
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	111,362	112,431
Operating lease right-of-use assets	50,620	51,854
Prepaid expenses and other assets	47,829	46,972
Total assets	$2,422,213	$1,934,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	46,747	73,879
Payables to broker-dealers, clearing organizations and customers	863,546	325,959
Borrowings	115,914	220,000
Income and other tax liabilities	37,418	49,267
Accounts payable, accrued expenses and other liabilities	42,232	42,584
Operating lease liabilities	62,999	64,938
Total liabilities	$1,168,856	$776,627

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interest	14,441	12,592

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,890,325 shares and 41,121,305 shares issued and 35,191,353 shares and 35,776,886 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	374,229	305,923
Treasury stock – Common stock voting, at cost, 5,698,972 shares and 5,344,419 shares as of June 30, 2026 and December 31, 2025, respectively	(752,333)	(694,764)
Retained earnings	1,629,214	1,538,746
Accumulated other comprehensive income/(loss)	(12,317)	(4,361)
Total stockholders’ equity	1,238,916	1,145,667
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,422,213	$1,934,886

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues
Commissions	$186,895	$191,770	$390,366	$373,113
Information services	16,094	13,087	30,539	25,991
Post-trade services	11,598	11,076	23,205	22,164
Technology services	3,828	3,529	7,685	6,770
Total revenues	218,415	219,462	451,795	428,038

Expenses
Employee compensation and benefits	62,182	65,237	132,377	127,153
Depreciation and amortization	19,309	19,195	38,519	37,431
Technology and communications	21,508	19,421	41,868	37,469
Professional and consulting fees	7,973	7,190	14,349	13,600
Occupancy	3,982	3,753	7,801	7,375
Marketing and advertising	3,442	2,952	5,776	5,013
Clearing costs	4,359	4,447	8,785	8,632
General and administrative	5,783	5,403	11,522	11,119
Total expenses	128,538	127,598	260,997	247,792
Operating income	89,877	91,864	190,798	180,246
Other income (expense)
Interest income	4,692	5,930	9,000	13,099
Interest expense	(1,862)	(139)	(4,750)	(352)
Equity in earnings of unconsolidated affiliate	—	168	—	457
Other, net	(2,945)	(407)	(1,401)	120
Total other income (expense)	(115)	5,552	2,849	13,324
Income before income taxes	89,762	97,416	193,647	193,570
Provision for income taxes	21,439	26,236	47,217	107,325
Net income	$68,323	$71,180	$146,430	$86,245
Less: income attributable to redeemable noncontrolling interest	(218)	(31)	(443)	(31)
Net income available for common stockholders	$68,105	$71,149	$145,987	$86,214

Net income per common share
Basic	$1.93	$1.91	$4.14	$2.31
Diluted	$1.93	$1.91	$4.13	$2.31

Cash dividends declared per common share	$0.78	$0.76	$1.56	$1.52

Weighted average shares outstanding
Basic	35,203	37,210	35,252	37,299
Diluted	35,242	37,298	35,314	37,377

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$68,323	$71,180	$146,430	$86,245
Cumulative translation adjustment	(561)	24,628	(7,614)	35,638
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $(27), $47, $(110) and $120 respectively	(82)	148	(342)	382
Comprehensive income	$67,680	$95,956	$138,474	$122,265
Less: comprehensive income attributable to redeemable noncontrolling interest	(197)	(31)	(361)	(31)
Comprehensive income available for common stockholders	$67,483	$95,925	$138,113	$122,234

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2026	$123	$305,923	$(694,764)	$1,538,746	$(4,361)	$1,145,667
Net income	—	—	—	77,882	—	77,882
Cumulative translation adjustment	—	—	—	—	(7,053)	(7,053)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(260)	(260)
Stock-based compensation	1	9,663	—	—	—	9,664
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(8,517)	—	—	—	(8,517)
Reissuance of treasury stock	—	(59)	849	—	—	790
Repurchases of common stock	—	58,418	(58,418)	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,776)	—	(27,776)
Balance at March 31, 2026	$124	$365,428	$(752,333)	$1,588,852	$(11,674)	$1,190,397
Net income	—	—	—	68,105	—	68,105
Cumulative translation adjustment	—	—	—	—	(561)	(561)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(82)	(82)
Stock-based compensation	(1)	9,219	—	—	—	9,218
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(418)	—	—	—	(418)
Repurchases of common stock	—	—	—	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,743)	—	(27,743)
Balance at June 30, 2026	$123	$374,229	$(752,333)	$1,629,214	$(12,317)	$1,238,916

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities
Net income	$146,430	$86,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,519	37,431
Amortization of operating lease right-of-use assets	3,906	3,626
Stock-based compensation expense	17,830	15,345
Deferred taxes	(638)	(706)
Foreign currency transaction losses	(634)	4,080
Other	5,278	(2,826)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(34,527)	(13,146)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(728,239)	(159,675)
(Increase)/decrease in prepaid expenses and other assets	(1,821)	2,826
(Increase)/decrease in trading investments	—	(66)
(Increase) in mutual funds held in rabbi trust	(580)	(183)
(Decrease) in accrued employee compensation	(24,296)	(19,696)
Increase in payables to broker-dealers, clearing organizations and customers	541,224	99,968
(Decrease)/increase in income and other tax liabilities	(7,961)	91,406
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	1,600	(6,913)
(Decrease) in operating lease liabilities	(4,608)	(4,373)
Net cash (used in)/provided by operating activities	(48,517)	133,343
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	6,891	7,246
Purchases	(8,286)	(9,231)
Acquisition, net of cash acquired	—	(36,515)
Purchases of furniture, equipment and leasehold improvements	(908)	(3,136)
Capitalization of software development costs	(28,449)	(26,541)
Net cash (used in) investing activities	(30,752)	(68,177)
Cash flows from financing activities
Payment of the excise tax on repurchases	(3,361)	—
Cash dividends on common stock	(55,890)	(57,705)
Withholding tax payments on Full Value Awards vesting and stock option exercises	(8,935)	(9,846)
Repurchases of common stock	—	(74,764)
Proceeds from borrowings	130,164	—
Repayments of borrowings	(234,250)	—
Net cash (used in) financing activities	(172,272)	(142,315)
Effect of exchange rate changes on cash and cash equivalents	(4,589)	27,144
Cash and cash equivalents including restricted cash
Net decrease for the period	(256,130)	(50,005)
Beginning of period	675,851	700,459
End of period	$419,721	$650,454

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental cash flow information
Cash paid/(refunded) for income taxes	$51,555	$9,852
Cash paid for interest	4,865	342
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,904	407
Furniture, equipment, software and leasehold improvement additions included in accounts payable	563	664
Stock-based and accrued incentive compensation relating to capitalized software development costs	3,980	3,633
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	—	86,413
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(36,515)
Non-cash consideration:
Fair value of previously held interest on acquisition date	—	(34,321)
Fair value of remaining noncontrolling interests on acquisition date	—	(13,755)
Liabilities assumed	$—	$1,822

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income and other markets. Approximately 2,100 institutional investor and broker-dealer firms use MarketAxess’ patented trading technology to access global liquidity on its platforms in U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. MarketAxess offers a diverse set of trading protocols, automated and algorithmic trading solutions, intelligent data products and a range of post-trade and technology services to provide an end-to-end trading solution to its network of platform participants. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds.

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

The allowance for credit losses was $1.0 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively. The provision for credit losses was immaterial for each of the three and six months ended June 30, 2026 and 2025.

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

The following table presents commission revenue by fee type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$93,066	$98,088	$197,790	$193,543
Open Trading – matched principal trading	44,924	47,319	94,154	90,371
U.S. government bonds - matched principal trading	4,399	5,329	9,714	9,858
Other	10,309	7,337	21,006	12,292
Total variable transaction fees	152,698	158,073	322,664	306,064
Distribution fees and unused minimum fees	34,197	33,697	67,702	67,049
Total commissions	$186,895	$191,770	$390,366	$373,113

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$14,321	$12,856	$27,955	$25,554
Services transferred at a point in time	1,773	231	2,584	437
Total information services revenues	$16,094	$13,087	$30,539	$25,991

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,548	$11,039	$23,091	$22,089
Services transferred at a point in time	50	37	114	75
Total post-trade services revenues	$11,598	$11,076	$23,205	$22,164

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

The following table presents technology services revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,609	$3,289	$7,211	$6,351
Services transferred at a point in time	219	240	474	419
Total technology services revenues	$3,828	$3,529	$7,685	$6,770

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2025	Revenue billed in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2026
	(In thousands)
Information services	$3,343	$8,750	$(8,793)	$—	$3,300
Post-trade services	1,376	13,121	(12,659)	(20)	1,818
Technology services	312	4,106	(4,126)	—	292
Total deferred revenue	$5,031	$25,977	$(25,578)	$(20)	$5,410

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $28.7 million as of June 30, 2026. The Company expects to recognize revenue associated with the remaining performance obligations over the next 31 months.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. Since this ASU only requires additional disclosures, adoption of this ASU is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

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

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2026, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2026, the Company’s subsidiaries maintained aggregate net capital and financial resources of $647.9 million, which exceeded the required levels of $47.4 million by $600.5 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2026, this U.S. broker-dealer subsidiary had a balance of $49.4 million in its special reserve bank account. The U.S. broker-dealer subsidiary also maintained net capital that was $326.6 million in excess of the required level of $9.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2026
Assets
Money market funds	$3,314	$—	$—	$3,314
Securities available-for-sale
Corporate debt	—	59,472	—	59,472
Trading securities
U.S. Treasuries	—	99,551	—	99,551
Mutual funds held in rabbi trust	—	12,044	—	12,044
Interest rate swaps	—	967	—	967
Total assets	$3,314	$172,034	$—	$175,348

Liabilities
Foreign currency forward position	—	1,613	—	1,613
Total liabilities	$—	$1,613	$—	$1,613

As of December 31, 2025
Assets
Money market funds	$23,355	$—	$—	$23,355
Securities available-for-sale
Corporate debt	—	58,440	—	58,440
Trading securities
U.S. Treasuries	—	100,772	—	100,772
Mutual funds held in rabbi trust	—	11,465	—	11,465
Foreign currency forward position	—	1,847	—	1,847
Total assets	$23,355	$172,524	$—	$195,879

Money market funds are included in cash and cash equivalents on the Consolidated Statements of Financial Condition. Securities available-for-sale and trading securities are included in investments, at fair value on the Consolidated Statements of Financial Condition. Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward and interest rate swap contracts are included in either prepaid expenses and other assets or accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, and are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During each of the three and six months ended June 30, 2026 and 2025, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2026
Financial assets not measured at fair value:
Cash	$242,480	$242,480	$242,480	$—	$—	$242,480
Cash segregated under federal regulations	49,390	49,390	49,390	—	—	49,390
Accounts receivable, net of allowance	133,786	133,786	—	133,786	—	133,786
Receivables from broker-dealers, clearing organizations and customers	1,228,453	1,228,453	122,677	1,105,776	—	1,228,453
Total assets	$1,654,109	$1,654,109	$414,547	$1,239,562	$—	$1,654,109

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$863,546	$863,546	$—	$863,546	$—	$863,546
Borrowings	115,914	115,914	—	115,914	—	115,914
Total liabilities	$979,460	$979,460	$—	$979,460	$—	$979,460

As of December 31, 2025
Financial assets not measured at fair value:
Cash	$496,379	$496,379	$496,379	$—	$—	$496,379
Cash segregated under federal regulations	48,722	48,722	48,722	—	—	48,722
Accounts receivable, net of allowance	100,989	100,989	—	100,989	—	100,989
Receivables from broker-dealers, clearing organizations and customers	489,211	489,211	107,223	381,988	—	489,211
Total assets	$1,135,301	$1,135,301	$652,324	$482,977	$—	$1,135,301

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$325,959	$325,959	$—	$325,959	$—	$325,959
Borrowings	220,000	220,000	—	220,000	—	220,000
Total liabilities	$545,959	$545,959	$—	$545,959	$—	$545,959

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

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Foreign currency forwards
Notional value	$145,454	$94,197
Fair value of notional	143,841	96,044
Fair value of the (liability)/asset	$(1,613)	$1,847

Interest rate swaps
Notional value	$100,000	$—
Fair value of notional	100,967	—
Fair value of the asset/(liability)	$967	$—

Realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(In thousands)
Foreign currency forwards	(In thousands)
Unrealized gain/(loss)	$(33)	$(916)	$(3,459)	$2,640
Realized gain/(loss)	(325)	4,783	1,726	3,090
Total gain/(loss)	$(358)	$3,867	$(1,733)	$5,730

Interest rate swaps
Unrealized gain/(loss)	$648	$—	$967	$—
Realized gain/(loss)	26	—	29	—
Total gain/(loss)	$674	$—	$996	$—

The Company records restricted cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of June 30, 2026, the Company maintained a cash collateral deposit of $1.7 million with its counterparty bank.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2026
Securities available-for-sale
Corporate debt	$59,593	$60	$(181)	$59,472
Trading securities
U.S. Treasuries	100,408	—	(857)	99,551
Mutual funds held in rabbi trust	10,103	1,941	—	12,044
Total investments	$170,104	$2,001	$(1,038)	$171,067

As of December 31, 2025
Securities available-for-sale
Corporate debt	$58,110	$333	$(3)	$58,440
Trading securities
U.S. Treasuries	100,487	329	(44)	100,772
Mutual funds held in rabbi trust	10,563	926	(24)	11,465
Total investments	$169,160	$1,588	$(71)	$170,677

Purchases of investments during the six months ended June 30, 2026 and 2025 were $8.3 million and $34.3 million, respectively. Proceeds from the sales and maturities of investments during the six months ended June 30, 2026 and 2025 were $6.9 million and $32.2 million, respectively.

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(109)	$195	$(452)	$502
Trading securities
U.S. Treasuries	(405)	213	(1,166)	1,279
Mutual funds held in rabbi trust	1,284	1,070	1,039	577
Total investments	$770	$1,478	$(579)	$2,358

Liabilities:
Securities sold, not yet purchased	$(1)	$—	$—	$—

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$4	$—
Trading securities
Mutual funds held in rabbi trust	16	47	77	94
Total investments	$16	$47	$81	$94

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of June 30, 2026
Securities available-for-sale
Corporate debt	$24,951	$34,521	$59,472
Trading securities
U.S. Treasuries	—	99,551	99,551
Total	$24,951	$134,072	$159,023

As of December 31, 2025
Securities available-for-sale
Corporate debt	$8,400	$50,040	$58,440
Trading securities
U.S. Treasuries	—	100,772	100,772
Total	$8,400	$150,812	$159,212

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2026
Corporate debt	$39,468	$(181)	$—	$—	$39,468	$(181)

As of December 31, 2025
Corporate debt	$3,506	$(3)	$—	$—	$3,506	$(3)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During each of the three and six months ended June 30, 2026 and 2025, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Receivables from broker-dealers, clearing organizations and customers:
Securities failed-to-deliver – broker-dealers and clearing organizations	$500,597	$244,405
Securities failed-to-deliver – customers	592,254	131,632
Cash deposits with clearing organizations and broker-dealers	122,677	107,223
Other	12,925	5,951
Total	$1,228,453	$489,211

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$479,823	$224,844
Securities failed-to-receive – customers	372,280	93,107
Other	11,443	8,008
Total	$863,546	$325,959

6. Acquisitions and Equity Investments

RFQ Hub Holdings LLC Acquisition

In May 2022, the Company acquired a minority ownership stake in RFQ-hub Holdings LLC (“RFQ-hub”), an entity formed with a consortium of market participants to support the growth of a multi-asset request for quote platform. In April 2024, the Company entered into a Unit Purchase Agreement with Virtu Financial Operating LLC and RFQ-hub to purchase a controlling stake of RFQ–hub (the “2025 RFQ-hub Acquisition”). The 2025 RFQ-hub Acquisition was completed on May 9, 2025 (the “Acquisition Date”).

Between May 2022 and the Acquisition Date, the Company possessed significant influence over RFQ-hub and accounted for its investment under the equity method of accounting. The Company’s investment was recorded at carrying value within prepaid expenses and other assets on the Consolidated Statements of Financial Condition and the Company’s proportionate share of RFQ-hub’s net earnings was recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

Following the Acquisition Date, the Company held a 90.3% controlling stake in RFQ-hub, subject to the call and put rights and incentive agreements described below under “−Redeemable Noncontrolling Interest.” The 2025 RFQ-hub Acquisition was accounted for as a business combination under ASC 805, Business Combinations. The 2025 RFQ-hub Acquisition cash consideration totaled $38.1 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company has performed a valuation analysis of the fair market values of its previously-held interests in RFQ-hub and of the assets and liabilities of RFQ-hub and its wholly-owned subsidiaries. During the third quarter of 2025, the Company made measurement period adjustments to the purchase price and fair values of assets acquired. The following table sets forth the final components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed:

Final
Previously held interests in RFQ-hub:
Carrying value of previously held interest	$34,878
Fair value of previously held interest on Acquisition Date	33,866
Loss on remeasurement of previously held interest	(1,012)

Purchase price allocation:
Cash consideration at closing	$38,069
Fair value of previously held interest on Acquisition Date	33,866
Fair value of remaining noncontrolling interests on Acquisition Date	10,365
Total purchase price	82,300
Acquired cash	(1,554)
Purchase price, net of acquired cash	80,746
Intangible assets	(30,200)
Accounts receivable	(4,333)
Prepaid expenses and other assets	(1,074)
Accounts payable, accrued expenses and other liabilities	1,822
Goodwill	$46,961

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

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the six months ended June 30, 2026 was $1.4 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the six months ended June 30, 2026:

(In thousands)
Balance at December 31, 2025	$12,592
Net income attributable to noncontrolling interests	443
Issuance of noncontrolling interests	1,406
Balance at June 30, 2026	$14,441

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $283.7 million as of each of June 30, 2026, and December 31, 2025.

Intangible assets with definite lives, including the related accumulated amortization, are comprised of the following:

	June 30, 2026			December 31, 2025
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$154,254	$(85,883)	$68,371	$155,492	$(80,539)	$74,953
Developed technology	55,970	(25,709)	30,261	55,970	(21,984)	33,986
Other	2,760	(1,147)	1,613	2,760	(1,070)	1,690
Total	$212,984	$(112,739)	$100,245	$214,222	$(103,593)	$110,629

Amortization expense associated with identifiable intangible assets was $4.9 million for each of the three months ended June 30, 2026 and 2025 and $9.9 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. Annual estimated total amortization expense is $19.6 million, $18.3 million, $16.7 million, $15.7 million and $11.1 million for the years ended December 31, 2026 through 2030, respectively.

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $21.4 million and $26.2 million for the three months ended June 30, 2026 and 2025, respectively and $47.2 million and $107.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 23.9% and 26.9% for the three months ended June 30, 2026 and 2025, respectively, and 24.4% and 55.4% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors. The provision for income taxes includes favorable adjustments related to unrecognized tax benefits of $1.1 million and $0.8 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company’s liability for unrecognized tax benefits was $10.1 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York City income tax examination for the tax years 2016 through 2023. Generally, other than the New York City audit, the Company is no longer subject to tax examinations by tax authorities for years prior to 2021.

9. Stock-Based Compensation Plans

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock units, performance stock units (collectively “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, non-employee directors and consultants to participate in the long-term success of the Company. As of June 30, 2026, there were 2,292,883 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)

Employees	$8,228	$7,302	$16,779	$14,124
Non-employee directors and consultants	991	1,128	2,103	2,002
Total stock-based compensation	$9,219	$8,430	$18,882	$16,126

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.5 million and $0.4 million of capitalized software development costs for the three months ended June 30, 2026 and 2025, respectively and $1.1 million and $0.8 million of capitalized software development costs for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company granted (i) 182,368 restricted stock units, (ii) 21,736 stock options and (iii) performance stock units with an expected pay-out at target of 46,568 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $173.59 and $179.36, respectively. The weighted-average fair value for stock options of $51.47 per share was based on the Black-Scholes option pricing model.

As of June 30, 2026, the total unrecognized compensation cost related to all non-vested awards was $62.6 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the six months ended June 30, 2026, the Company issued 5,229 shares of common stock under the ESPP. As of June 30, 2026, there were 92,483 shares available for purchase under the ESPP.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,203	37,210	35,252	37,299
Dilutive effect of stock options and Full Value Awards	39	88	62	78
Diluted weighted average shares outstanding	35,242	37,298	35,314	37,377

Basic earnings per share	$1.93	$1.91	$4.14	$2.31
Diluted earnings per share	1.93	1.91	4.13	2.31

Stock options and Full Value Awards totaling 442,179 shares and 152,256 shares for the three months ended June 30, 2026 and 2025, respectively, and 387,834 and 232,361 shares for the six months ended June 30, 2026 and 2025, respectively were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreement and Short-term Financing

Credit Agreement

On February 4, 2026, the Company entered into an amended and restated three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent. The Credit Agreement provides for aggregate commitments totaling $750.0 million (the “Credit Facility”), consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans, and matures on February 2, 2029, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company may upsize the Credit Facility by up to $375.0 million in total. The incremental facility is uncommitted, and it is possible that the Company may not be successful in obtaining such commitments from existing or new lenders in the amount desired or at all. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. During the six months ended June 30, 2026, the Company repaid $108.0 million of borrowings under the Credit Agreement. Additionally, the Company incurred $1.7 million and $4.4 million of interest expense during the three and six months ended June 30, 2026 and had no repayments and incurred no interest expense during the three and six months ended June 30, 2025.

As of June 30, 2026, the Company had $112.0 million of borrowings and $0.1 million in letters of credit outstanding and $637.9 million in available borrowing capacity under the Credit Agreement.

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

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the six months ended June 30, 2026. No interest expense was incurred under such agreements during the three months ended June 30, 2026 and the three and six months ended June 30, 2025. As of June 30, 2026, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million during each of the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had $3.9 million of overdrafts payable outstanding which is classified as borrowings on the consolidated statement of financial condition.

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

The following table presents the components of operating lease expense for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2026	2025	2026	2025
		(In thousands)
Operating lease cost - office space	Occupancy	$2,882	$2,826	$5,734	$5,577
Operating lease cost - equipment	Technology and communications	49	98	146	195
Variable lease costs	Occupancy	979	847	1,863	1,632
Total operating lease cost		$3,910	$3,771	$7,743	$7,404

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) - operating leases	7.6	8.1
Weighted average discount rate - operating leases	6.0%	6.1%

The following table presents the maturity of lease liabilities as of June 30, 2026:

Operating Leases
(In thousands)
2026	$6,469
2027	10,451
2028	9,671
2029	9,342
2030	9,338
2031 and thereafter	33,386
Total lease payments	78,657
Less: imputed interest	15,658
Present value of lease liabilities	$62,999

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2026 and 2025 respectively.

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

14. Share Repurchase Programs

In August 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program for up to $200.0 million (the “2024 Repurchase Program”). In December 2025, the Board authorized a share repurchase program for up to an additional $400.0 million (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the six months ended June 30, 2026, the Company repurchased 359,782 shares of common stock under the Repurchase Programs at a cost of $60.0 million. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan for $300.0 million. Final settlement of the ASR occurred on February 4, 2026. The 2024 Repurchase Program was exhausted by the ASR.

As of June 30, 2026, the Company had $205.0 million of remaining capacity under the 2025 Repurchase Program.

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

For the three and six months ended June 30, 2026 and 2025, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues. No individual foreign country in which the Company had operations accounted for 10% or more of long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2026 and 2025, and long-lived assets as of June 30, 2026 and December 31, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues
United States	$141,508	$148,628	$291,257	$291,288
United Kingdom	48,607	44,570	101,453	87,299
Other	28,300	26,264	59,085	49,451
Total	$218,415	$219,462	$451,795	$428,038

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Long-lived assets, as defined
United States	$100,541	$99,849
United Kingdom	8,967	10,740
Other	1,854	1,842
Total	$111,362	$112,431

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	June 30, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$245,794	$519,734
Cash segregated for regulatory purposes	Cash segregated under federal regulations	49,390	48,722
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	122,677	107,223
Other restricted cash deposits	Prepaid expenses and other assets	1,860	172
Total		$419,721	$675,851

17. Subsequent Events

On July 29, 2026, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Intercontinental Exchange, Inc., a Delaware corporation (“Parent”), and Igloo Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Parent, Merger Sub or their subsidiaries, shares held as treasury stock by the Company or its subsidiaries, and shares held by stockholders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $167.00 per share in cash, without interest. The Merger was unanimously approved by the Board. Consummation of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock and the receipt of required regulatory approvals. Upon completion of the Merger, it is expected that shares of the Company’s common stock will no longer be listed on the Nasdaq Global Select Market.

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

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of U.S high grade bonds traded, economic and political conditions in the United States, Europe and elsewhere, including recent and potential future changes in tariffs, international trade agreements or trade policies, and the consolidation or contraction of our broker-dealer and institutional investor clients. In the first six months of 2026, the market backdrop for the Company reflected increases in estimated market volumes in most of the Company’s key markets compared to the prior year, due, in part, to periods of event-driven volatility and elevated primary issuance.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with $637.9 million in available borrowing capacity under our Credit Agreement and capital significantly in excess of our regulatory requirements.

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

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products. Certain clients have been increasingly using portfolio trading workflows in lieu of more established trading protocols designed to generate price competition on individual bonds. Our dealer clients have also increased their usage of matching sessions offered by competing platforms in recent periods. To the extent that our clients increase their use of portfolio trading and matching session protocols offered by other platforms, our market share could decrease. Due to the large size of the trades and the concentration of activity at the end of the month, portfolio trading can drive significant swings in trading volumes and estimated market share. Furthermore, portfolio trading is generally provided under a lower-fee structure than other protocols, and the growth of portfolio trading on our platform will likely have a negative impact on our average credit variable transaction fee per million. In addition, block trading may generate lower fees per million than other activity, and could have a negative impact on our average credit variable transaction fee per million.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause us to incur additional expense. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today. These reforms may also change how our clients trade and where they clear when using our platforms to trade U.S. Treasury securities. While we expect this change will increase our own platform efficiency, it could also negatively affect trading activity and liquidity in the markets in which we operate and the full impact of this change is still unknown at this time. In July 2026, the SEC approved a proposed rule submitted by FINRA that will require member firms to identify and flag certain affiliate back-to-back trade reports in TRACE (as defined below). FINRA has stated that it will not implement these requirements without providing firms with at least 12 months prior notice of the implementation date, but that it will permit firms to comply with these requirements on a voluntary basis prior to the mandatory implementation date. When fully implemented, the rule will suppress qualifying affiliate principal transactions from reported monthly TRACE volumes and could affect the Company’s estimated market share for U.S. high-grade, U.S. high-yield and U.S. Treasury products. It remains unknown to what extent new legislation will be passed into law or whether other pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” and “— Results of Operations — Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025,” and “— Results of Operations — Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025,” our credit trading volumes increased and our average credit variable transaction fee per million decreased compared to the three and six months ended June 30, 2025.

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

In 2024, 2025 and 2026, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of June 30, 2026, a 10.0% change in the expected final share payouts would increase or decrease the total value of the awards by $1.7 million. The estimated final share payouts for the 2024 and 2025 awards as of June 30, 2026 decreased 15.2% compared to December 31, 2025. See Note 9 for a discussion of the Company’s stock-based compensation expense.

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

Identifiable intangible assets are tested for impairment annually, or sooner when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During the six months ended June 30, 2026, there were no events or changes in circumstances that suggested our intangible assets’ carrying values exceeded their fair values, and as such, no impairment charges were recorded.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our financial results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$218,415	$219,462	$(1,047)	(0.5)%
Expenses	128,538	127,598	940	0.7
Operating income	89,877	91,864	(1,987)	(2.2)
Other income (expense)	(115)	5,552	(5,667)	(102.1)
Income before income taxes	89,762	97,416	(7,654)	(7.9)
Provision for income taxes	21,439	26,236	(4,797)	(18.3)
Net income	$68,323	$71,180	$(2,857)	(4.0)%
Less: income attributable to redeemable noncontrolling interest	(218)	(31)	(187)	NM
Net income available for common stockholders	$68,105	$71,149	$(3,044)	(4.3)

Net income per common share – Diluted	$1.93	$1.91	$0.02	1.0%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had no significant impact on revenues and expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Revenues

Our revenues for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2026		2025
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$186,895	85.6%	$191,770	87.4%	$(4,875)	(2.5)%
Information services	16,094	7.4	13,087	6.0	3,007	23.0
Post-trade services	11,598	5.3	11,076	5.0	522	4.7
Technology services	3,828	1.7	3,529	1.6	299	8.5
Total revenues	$218,415	100.0%	$219,462	100.0%	$(1,047)	(0.5)%

Commissions. Our commission revenues for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$134,340	$142,977	$(8,637)	(6.0)%
Rates	8,049	8,035	14	0.2
Other	10,309	7,061	3,248	46.0
Total variable transaction fees	152,698	158,073	(5,375)	(3.4)

Fixed distribution fees
Credit	34,106	33,616	490	1.5
Rates	91	81	10	12.3
Total fixed distribution fees	34,197	33,697	500	1.5
Total commissions	$186,895	$191,770	$(4,875)	(2.5)%

Credit variable transaction fees decreased by $8.6 million, primarily driven by a 6.5% decrease in total credit average variable transaction fee per million, partially offset by a 0.6% increase in trading volume. Rates variable transaction fees remained flat, mainly driven by a 23.1% increase in total rates average variable transaction fee per million, offset by an 18.6% decrease in trading volume. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$461,087	$481,090	$(20,003)	(4.2)%
High-yield	96,701	104,897	(8,196)	(7.8)
Emerging markets	278,991	249,091	29,900	12.0
Eurobonds	164,600	160,873	3,727	2.3
Other credit	40,716	39,965	751	1.9
Total credit	1,042,095	1,035,916	6,179	0.6

Rates
U.S. government bonds	1,494,713	1,906,892	(412,179)	(21.6)
Agency and other government bonds	128,907	87,625	41,282	47.1
Total rates	1,623,620	1,994,517	(370,897)	(18.6)

Total trading volume	$2,665,715	$3,030,433	$(364,718)	(12.0)%

Number of U.S. Trading Days	62	62
Number of U.K. Trading Days	61	60

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 4.2% decrease in our U.S. high-grade volume was principally due to a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) increased by 13.2% to $2.8 trillion for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 17.5% including single-dealer portfolio trades (“SD PT”) for the three months ended June 30, 2026 from 19.8% for the three months ended June 30, 2025. Our U.S. high-yield volume decreased by 7.8% primarily due to a decrease in estimated market volumes partially offset by an increase in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume increased to 14.1%, including SD PT, for the three months ended June 30, 2026 from 13.2% for the three months ended June 30, 2025. Market share estimates are presented including single-dealer portfolio trading activity to align with our monthly volume press releases. Excluding SD PT, our estimated market share of total U.S. high-grade corporate bond volume decreased to 16.4% for the three months ended June 30, 2026 from 19.4% three months ended June 30, 2025. Excluding SD PT, our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.1% for the three months ended June 30, 2026 from 12.7% for the three months ended June 30, 2025.

Emerging markets and eurobond volumes increased by 12.0% and 2.3%, respectively. Other credit volumes increased 1.9%, mainly due to an increase in estimated municipal bond market share. Rates trading volume decreased 18.6%, primarily due to a decrease in estimated market share.

Our average variable transaction fee per million for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Average variable transaction fee per million
Credit	$129	$138	$(9)	(6.5)%
Rates	4.96	4.03	0.93	23.1

Credit average variable transaction fee per million decreased by 6.5% to $129 per million for the three months ended June 30, 2026, mainly due to protocol and product mix, as well as lower duration of bonds traded in U.S. high grade.

Information Services. Information services revenue increased by $3.0 million for the three months ended June 30, 2026 primarily due to net new contract revenue.

Post-Trade Services. Post-trade services revenue increased by $0.5 million for the three months ended June 30, 2026 mainly due to net new contract revenue.

Technology Services. Technology services revenue increased by $0.3 million for the three months ended June 30, 2026 largely driven by higher license and connectivity fees reflecting the inclusion of RFQ-hub.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$62,182	$65,237	$(3,055)	(4.7)%
Depreciation and amortization	19,309	19,195	114	0.6
Technology and communications	21,508	19,421	2,087	10.7
Professional and consulting fees	7,973	7,190	783	10.9
Occupancy	3,982	3,753	229	6.1
Marketing and advertising	3,442	2,952	490	16.6
Clearing costs	4,359	4,447	(88)	(2.0)
General and administrative	5,783	5,403	380	7.0
Total expenses	$128,538	$127,598	$940	0.7%

Employee compensation and benefits decreased by $3.1 million, primarily due to lower severance costs and bonus accruals.

Depreciation and amortization increased by $0.1 million, primarily due to higher amortization of internally-developed software costs and higher amortization of intangibles.

Technology and communications expenses increased by $2.1 million, primarily due to investments in software and cloud hosting costs.

Professional and consulting fees increased by $0.8 million, primarily due to higher legal expenses, partially offset by cost-savings initiatives.

Occupancy increased by $0.2 million, primarily due to higher office management and facilities expense.

Marketing and advertising expenses increased by $0.5 million, primarily due to an increase in advertising expense and timing of sales-related events.

General and administrative expenses increased by $0.4 million, primarily due to higher allowance for doubtful accounts and relocation costs.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$4,692	$5,930	$(1,238)	(20.9)%
Interest expense	(1,862)	(139)	(1,723)	NM
Equity in earnings of unconsolidated affiliate	—	168	(168)	(100.0)
Other, net	(2,945)	(407)	(2,538)	NM
Total other income (expense)	$(115)	$5,552	$(5,667)	(102.1)%
NM - not meaningful

Interest income decreased by $1.2 million, mainly driven by lower average cash balances and lower yields due to central bank rate cuts.

Interest expense increased by $1.7 million, primarily due to borrowings on the Company’s credit facility, along with cash on hand, to fund the ASR.

Other, net decreased by $2.5 million, primarily driven by foreign currency transaction losses in the current period compared to foreign currency transaction gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$21,439	$26,236	$(4,797)	(18.3)%

Effective tax rate	23.9%	26.9%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The decrease in the effective tax rate for the three months ended June 30, 2026 is primarily due to a benefit recognized from the remeasurement of reserves for uncertain tax positions related to prior periods, compared with accruals for unrecognized tax benefits recognized during the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our financial results for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$451,795	$428,038	$23,757	5.6%
Expenses	260,997	247,792	13,205	5.3
Operating income	190,798	180,246	10,552	5.9
Other income (expense)	2,849	13,324	(10,475)	(78.6)
Income before income taxes	193,647	193,570	77	0.0
Provision for income taxes	47,217	107,325	(60,108)	(56.0)
Net income	$146,430	$86,245	$60,185	69.8%
Less: income attributable to redeemable noncontrolling interest	(443)	(31)	(412)	NM
Net income available for common stockholders	$145,987	$86,214	$59,773	69.3

Net income per common share – Diluted	$4.13	$2.31	$1.82	78.8%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $4.1 million and $3.0 million, respectively, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Revenues

Our revenues for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2026		2025
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$390,366	86.4%	$373,113	87.2%	$17,253	4.6%
Information services	30,539	6.8	25,991	6.1	4,548	17.5
Post-trade services	23,205	5.1	22,164	5.2	1,041	4.7
Technology services	7,685	1.7	6,770	1.5	915	13.5
Total revenues	$451,795	100.0%	$428,038	100.0%	23,757	5.6%

Commissions. Our commission revenues for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$284,687	$278,817	$5,870	2.1%
Rates	16,971	14,954	2,017	13.5
Other	21,006	12,293	8,713	70.9
Total variable transaction fees	322,664	306,064	16,600	5.4

Fixed distribution fees
Credit	67,509	66,881	628	0.9
Rates	193	168	25	14.9
Total fixed distribution fees	67,702	67,049	653	1.0
Total commissions	$390,366	$373,113	$17,253	4.6%

Credit variable transaction fees increased by $5.9 million, primarily driven by a 8.6% increase in trading volume partially offset by a decrease of 6.5% in total credit average variable transaction fee per million. Rates variable transaction fees increased by $2.0 million, driven principally by a 17.0% increase in average variable transaction fee per million, partially offset by a 3.1% decrease in trading volume. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$972,579	$942,398	$30,181	3.2%
High-yield	197,110	194,894	2,216	1.1
Emerging markets	590,916	489,376	101,540	20.7
Eurobonds	342,762	308,790	33,972	11.0
Other credit	80,902	76,447	4,455	5.8
Total credit	2,184,269	2,011,905	172,364	8.6

Rates
U.S. government bonds	3,294,863	3,488,973	(194,110)	(5.6)
Agency and other government bonds	234,420	153,450	80,970	52.8
Total rates	3,529,283	3,642,423	(113,140)	(3.1)

Total trading volume	$5,713,552	$5,654,328	$59,224	1.0%

Number of U.S. Trading Days	123	123
Number of U.K. Trading Days	124	123

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 3.2% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 15.2% to $5.8 trillion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Our estimated market share of total U.S. high-grade corporate bond volume, including SD PT, decreased to 17.7% for the six months ended June 30, 2026 from 19.2% for the six months ended June 30, 2025. U.S. high-yield volume increased by 1.1% primarily due to an increase in estimated market volumes and increase in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume, including SD PT, increased to 14.0% for the six months ended June 30, 2026 from 12.8% for the six months ended June 30, 2025. Excluding SD PT, our estimated market share of total U.S. high-grade corporate bond volume decreased to 16.8% for the six months ended June 30, 2026 from 18.7% for the six months ended June 30, 2025. Excluding SD PT, our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.1% for the six months ended June 30, 2026 from 12.3% for the six months ended June 30, 2025.

Emerging markets and Eurobond volumes increased by 20.7% and 11.0%, respectively. Other credit volumes increased 5.8%, mainly due to an increase in estimated municipal bond market share. Rates trading volume decreased 3.1%, primarily due to a decrease in estimated market share.

Our average variable transaction fee per million for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Average variable transaction fee per million
Credit	$130	$139	$(9)	(6.5)%
Rates	4.81	4.11	0.70	17.0

Credit average variable transaction fee per million decreased by 6.5% to $130 per million for the six months ended June 30, 2026, mainly due to protocol and product mix, partially offset by higher duration of bonds traded in U.S. high grade.

Information Services. Information services revenue increased by $4.5 million for the six months ended June 30, 2026, primarily due to net new contract revenue of $4.0 million and the positive impact of foreign currency fluctuations of $0.5 million.

Post-Trade Services. Post-trade services revenue increased by $1.0 million for the six months ended June 30, 2026, mainly due to the positive impact of foreign currency fluctuations of $1.1 million.

Technology Services. Technology services revenue increased by $0.9 million for the six months ended June 30, 2026, largely driven by to higher license and connectivity fees reflecting the inclusion of RFQ-hub.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$132,377	$127,153	$5,224	4.1%
Depreciation and amortization	38,519	37,431	1,088	2.9
Technology and communications	41,868	37,469	4,399	11.7
Professional and consulting fees	14,349	13,600	749	5.5
Occupancy	7,801	7,375	426	5.8
Marketing and advertising	5,776	5,013	763	15.2
Clearing costs	8,785	8,632	153	1.8
General and administrative	11,522	11,119	403	3.6
Total expenses	$260,997	$247,792	$13,205	5.3%

Employee compensation and benefits increased by $5.2 million, primarily due to higher stock-based compensation expense from employee stock and option awards, as well as higher benefits and employment taxes from increased pension contributions, partially offset by lower repositioning charges.

Technology and communications expenses increased by $4.4 million, primarily due to investments in software and cloud hosting costs, as well as higher market data expenses.

Professional and consulting expenses increased by $0.8 million, primarily due to higher legal expense, partially offset by cost-savings initiatives.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$9,000	$13,099	$(4,099)	(31.3)%
Interest expense	(4,750)	(352)	(4,398)	NM
Equity in earnings of unconsolidated affiliate	—	457	(457)	(100.0)
Other, net	(1,401)	120	(1,521)	NM
Total other income (expense)	$2,849	$13,324	$(10,475)	(78.6)%
NM - not meaningful

Interest income decreased by $4.1 million, mainly driven by lower yields due to central bank rate cuts and lower average cash balances.

Interest expense increased $4.4 million, primarily due to borrowings on the Company’s credit facility that were used, along with cash on hand, to fund the ASR.

Other, net decreased by $1.5 million, primarily driven by foreign currency transaction losses in the current period compared to foreign currency transaction gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$47,217	$107,325	$(60,108)	(56.0)%

Effective tax rate	24.4%	55.4%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The decrease in the effective tax rate for the six months ended June 30, 2026 is mainly due to the reserve for unrecognized tax benefits established during the first quarter of 2025.

Liquidity and Capital Resources

During the six months ended June 30, 2026, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $404.8 million as of June 30, 2026. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

The Credit Agreement provides for aggregate commitments totaling $750.0 million and matures on February 2, 2029, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2026, we had $112.0 million of borrowings and $0.1 million in letters of credit outstanding and $637.9 million in available borrowing capacity under the Credit Agreement. As of July 29, 2026, we had $92.0 million of borrowings and $0.1 million in letters of credit outstanding and $657.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants as of June 30, 2026. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%. As of June 30, 2026, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of June 30, 2026, we had $3.9 million in overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2026, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $412.6 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our cash flows were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Net cash (used in)/provided by operating activities	$(48,517)	$133,343	$(181,860)	(136.4)%
Net cash (used in) investing activities	(30,752)	(68,177)	37,425	(54.9)
Net cash (used in) financing activities	(172,272)	(142,315)	(29,957)	21.0
Effect of exchange rate changes on cash and cash equivalents	(4,589)	27,144	(31,733)	(116.9)
Net decrease for the period	$(256,130)	$(50,005)	$(206,125)	412.2%

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $181.9 million decrease in net cash provided by operating activities was primarily due to unfavorable changes in net receivables from broker-dealers, clearing organizations and customers, income and other tax liabilities and accounts receivable, partially offset by higher net income and favorable changes in accounts payable.

The $37.4 million decrease in net cash used in investing activities was primarily due to net cash outflows for the 2025 RFQ-hub Acquisition in the 2025 period.

The $30.0 million increase in net cash used in financing activities was principally due to net repayments of outstanding borrowings in the current period and payment of excise tax on repurchases of common stock, partially offset by lower repurchases of common stock.

The $31.7 million change in the effect of exchange rate changes on cash and cash equivalents was due to changes in the cumulative translation adjustment, principally driven by the weakening of the British Pound and Euro versus the U.S. Dollar in the current period.

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

One of our U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2026, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2026, our subsidiaries maintained aggregate net capital and financial resources that were $600.5 million in excess of the required levels of $47.4 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2026 and 2025. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of June 30, 2026 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $78.7 million, with $11.9 million due within the next 12 months and $66.8 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of June 30, 2026, the notional value of our foreign currency forward contracts outstanding was $145.5 million and the fair value of the liability was $1.6 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of June 30, 2026, the notional value of our interest rate swaps outstanding was $100.0 million and the fair value of the asset was $1.0 million.

In August 2024, our Board authorized the 2024 Repurchase Program for up to $200.0 million. In December 2025, our Board authorized the 2025 Repurchase Program for an additional $400.0 million. The Repurchase Programs do not have an expiration date. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

On December 9, 2025, the Company entered into the ASR with JPMorgan for $300.0 million. Final settlement of the ASR occurred on February 4, 2026. The 2024 Repurchase Program was exhausted by the ASR.

As of June 30, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program.

In July 2026, our Board approved a quarterly cash dividend of $0.78 per share payable on September 2, 2026 to stockholders of record as of the close of business on August 19, 2026. Any future declaration and payment of dividends will be at the sole discretion of our Board.

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

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, operating margin to operating margin, excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to the effective tax rate, excluding notable items for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Total Expenses, GAAP-basis	$128,538	$127,598	$260,997	$247,792
Exclude: Notable items
Repositioning charges[1]	—	(3,970)	(1,484)	(3,970)
Other notable items[2]	(1,555)	—	(2,211)	—
Total Expenses, excluding notable items	$126,983	$123,628	$257,302	$243,822

Other income (expense), GAAP-basis	$(115)	$5,552	$2,849	$13,324
Exclude: Notable items
Acquisition-related charge/(credit)[2]	—	557	—	557
Other income (expense), excluding notable items	$(115)	$6,109	$2,849	$13,881

Net income, GAAP-basis	$68,323	$71,180	$146,430	$86,245
Exclude: Notable items
Repositioning charges[1]	—	3,970	1,484	3,970
Other notable items[2]	1,555	—	2,211	—
Acquisition-related charge/(credit)[2]	—	557	-	557
Income tax impact from notable items	(389)	(1,218)	(920)	(1,218)
Reserve for uncertain tax positions related to prior periods	(1,109)	—	(1,109)	54,939
Non-deductible income tax from notable items	553	—	553	—
Net income, excluding notable items	$68,933	$74,489	$148,649	$144,493

Operating margin, GAAP-basis	41.1%	41.9%	42.2%	42.1%
Notable items as reconciled above	0.8	1.8	0.8	0.9
Operating margin, excluding notable items	41.9%	43.7%	43.0%	43.0%

Diluted EPS, GAAP-basis	$1.93	$1.91	$4.13	$2.31
Notable items as reconciled above	0.02	0.09	0.06	1.56
Diluted EPS, excluding notable items	$1.95	$2.00	$4.19	$3.87

Effective tax rate, GAAP-basis	23.9%	26.9%	24.4%	55.4%
Notable items as reconciled above	0.6	—	0.3	(28.3)
Effective tax rate, excluding notable items	24.5%	26.9%	24.7%	27.1%
[1] Repositioning charges consist of severance included in employee compensation and benefits
[2] Consists of legal expenses included in professional and consulting

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net income	$68,323	$71,180	$146,430	$86,245
Interest income	(4,692)	(5,930)	(9,000)	(13,099)
Interest expense	1,862	139	4,750	352
Provision for income taxes	21,439	26,236	47,217	107,325
Depreciation and amortization	19,309	19,195	38,519	37,431
EBITDA	$106,241	$110,820	$227,916	$218,254

Net income margin	31.3%	32.4%	32.4%	20.1%
Interest income	(2.2)	(2.7)	(2.0)	(3.1)
Interest expense	0.9	0.1	1.0	0.1
Provision for income taxes	9.8	12.0	10.5	25.1
Depreciation and amortization	8.8	8.7	8.5	8.8
EBITDA margin	48.6%	50.5%	50.4%	51.0%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net cash (used in)/provided by operating activities	$26,812	$103,714	$(48,517)	$133,343
Exclude: Net change in trading investments	-	(66)	—	(66)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	74,132	22,053	182,661	56,452
Less: Purchases of furniture, equipment and leasehold improvements	(649)	(1,206)	(908)	(3,136)
Less: Capitalization of software development costs	(11,360)	(11,510)	(28,449)	(26,541)
Free Cash Flow	$88,935	$112,985	$104,787	$160,052

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

As of June 30, 2026, we had $99.6 million of investments in U.S. Treasuries that were classified as trading securities and $59.5 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.0 million and $5.9 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of June 30, 2026, our cash and cash equivalents, restricted cash and cash deposits amounted to $419.7 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $4.2 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of June 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.7 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.7 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended June 30, 2026, approximately 18.5% of our revenues and 30.9% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $16.1 million and operating expenses by approximately $16.0 million.

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

Derivative Risk

Our limited derivative risk stems primarily from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of June 30, 2026, the notional amount of our foreign currency forward contracts was $145.5 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of June 30, 2026, we had interest rate swaps outstanding with notional value of $100.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2025. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K.

Risks Related to the Pending Merger

We are subject to a number of risks and uncertainties as a result of the Merger, including the following:

•
The Merger may not be completed on the anticipated terms or timeline, or at all. The completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions, many of which are beyond our control, including receipt of required regulatory approvals (or any conditions, limitations or restrictions placed on such approvals); approval of the Merger Agreement by the affirmative vote of the holder of a majority of the outstanding shares entitled to vote thereon (“Company Stockholder Approval”); and the absence of any law or order prohibiting the transaction. There can be no assurance that these conditions will be satisfied in a timely manner or at all, or that any required regulatory approvals will not contain terms or conditions that are adverse to our business. If the Merger is not completed, we may experience negative impacts, including the diversion of management attention, potential employee attrition, substantial costs incurred in connection with the transaction (including financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred), reputational harm and negative perceptions among investors, customers and business partners, without realizing the anticipated benefits of the Merger. In addition, our stock price may decline to the extent that the current market price reflects a market assumption about the likelihood and timing of the Merger.
•
The pendency of the Merger could adversely affect our business and operations. Uncertainty about the effect of the Merger on employees, customers, suppliers and other stakeholders may have an adverse effect on our business. For example, current and prospective employees may experience uncertainty about their roles following the Merger, which could lead to attrition or difficulty in attracting and retaining key executives and other employees. Contractual restrictions under the Merger Agreement that require us to operate our business in the ordinary course and limit us from taking certain actions without Parent’s consent may also limit our ability to respond to changing market conditions, pursue new opportunities or take other actions that might be beneficial to our business, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•
The Merger Agreement contains provisions that limit our ability to pursue alternatives. Under the Merger Agreement, the Company is bound by a “no-shop” provision that restricts our ability to solicit, initiate or knowingly take any action to facilitate or encourage any competing acquisition proposals. While these restrictions are subject to the Board’s right, pursuant to the terms of the Merger Agreement, to engage in discussions or negotiations regarding an unsolicited acquisition proposal that is or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement), these restrictions could limit our ability to pursue potentially more favorable transactions and may discourage other parties from making competing offers.
•
We may be required to pay a termination fee under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay to Parent a termination fee of $148.8 million. This obligation could discourage alternative transactions that might otherwise be favorable to our stockholders.
•
Litigation relating to the Merger could result in significant costs and delay completion. We may be subject to lawsuits related to the Merger Agreement and the proposed transaction. Such litigation could result in significant costs, divert management attention and delay or prevent the completion of the Merger.

•
If the Merger is completed, our stockholders will forgo the opportunity to realize potential future appreciation in our stock. Upon completion of the Merger, our stockholders will receive the consideration specified in the Merger Agreement and will no longer participate in any future growth or appreciation of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2026, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 2026	651	$168.45	—	$205,016
May 2026	144	157.19	—	205,016
June 2026	2,205	129.01	—	205,016
Total	3,000	$138.92	—

During the three months ended June 30, 2026, we repurchased 3,000 shares of common stock. The repurchases included no shares repurchased in connection with our Repurchase Programs and 3,000 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of Full Value Awards and upon the exercise of stock options.

In August 2024, our Board authorized the 2024 Repurchase Program for up to $200.0 million. In December 2025, the Board authorized the 2025 Repurchase Program for an additional $400.0 million. The Repurchase Programs do not have an expiration date. Shares repurchased under the Repurchase Programs will be held in treasury for future use. On December 9, 2025, the Company entered into the ASR with JPMorgan for $300.0 million. Final settlement of the ASR occurred on February 4, 2026. The 2024 Repurchase Program was exhausted by the ASR.

As of June 30, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
2.1†

Agreement and Plan of Merger, dated as of July 29, 2026, by and among MarketAxess Holdings Inc., Intercontinental Exchange, Inc. and Igloo Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 29, 2026)

10.1

First Amendment, dated as of July 29, 2026, to the employment letter agreement, dated January 6, 2023, by and between MarketAxess Holdings Inc. and Christopher Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 29, 2026)

10.2

First Amendment, dated as of July 29, 2026, to the Severance Protection Agreement, dated as of February 21, 2024, by and between MarketAxess Holdings Inc. and Ilene Fiszel Bieler (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 29, 2026)

10.3

Second Amendment, dated as of July 29, 2026, to the Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Scott Pintoff (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 29, 2026)

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
†

Schedules have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: August 7, 2026	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: August 7, 2026	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)