Form 10-Q
period 2026-09-30
MARKETAXESS HOLDINGS INC
filed 2026-11-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, the number of shares of the Registrant’s voting common stock outstanding was 35,204,675.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$381,054	$519,734
Cash segregated under federal regulations	49,738	48,722
Investments, at fair value	169,373	170,677
Accounts receivable, net of allowance of $844 and $743 as of September 30, 2026 and December 31, 2025, respectively	121,653	100,989
Receivables from broker-dealers, clearing organizations and customers	951,461	489,211
Goodwill	283,667	283,667
Intangible assets, net of accumulated amortization	95,259	110,629
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	111,056	112,431
Operating lease right-of-use assets	49,018	51,854
Prepaid expenses and other assets	63,711	46,972
Total assets	$2,275,990	$1,934,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	62,627	73,879
Payables to broker-dealers, clearing organizations and customers	690,058	325,959
Borrowings	92,000	220,000
Income and other tax liabilities	22,571	49,267
Accounts payable, accrued expenses and other liabilities	57,475	42,584
Operating lease liabilities	61,089	64,938
Total liabilities	$985,820	$776,627

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interest	15,227	12,592

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,891,863 shares and 41,121,305 shares issued and 35,197,197 shares and 35,776,886 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	382,942	305,923
Treasury stock – Common stock voting, at cost, 5,694,666 shares and 5,344,419 shares as of September 30, 2026 and December 31, 2025, respectively	(751,634)	(694,764)
Retained earnings	1,655,296	1,538,746
Accumulated other comprehensive income/(loss)	(11,784)	(4,361)
Total stockholders’ equity	1,274,943	1,145,667
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,275,990	$1,934,886

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues
Commissions	$179,923	$180,171	$570,289	$553,284
Information services	15,172	13,785	45,711	39,776
Post-trade services	11,444	11,293	34,649	33,457
Technology services	3,868	3,572	11,553	10,342
Total revenues	210,407	208,821	662,202	636,859

Expenses
Employee compensation and benefits	63,425	59,982	195,802	187,135
Depreciation and amortization	19,041	19,662	57,560	57,093
Technology and communications	22,056	19,961	63,924	57,430
Professional and consulting fees	14,699	7,382	29,048	20,982
Occupancy	3,919	3,859	11,720	11,234
Marketing and advertising	2,145	2,349	7,921	7,362
Clearing costs	4,240	3,948	13,025	12,580
General and administrative	6,487	6,099	18,009	17,218
Total expenses	136,012	123,242	397,009	371,034
Operating income	74,395	85,579	265,193	265,825
Other income (expense)
Interest income	4,632	5,850	13,632	18,949
Interest expense	(1,449)	(171)	(6,199)	(523)
Equity in earnings of unconsolidated affiliate	—	—	—	457
Other, net	(2,753)	2,381	(4,154)	2,501
Total other income (expense)	430	8,060	3,279	21,384
Income before income taxes	74,825	93,639	268,472	287,209
Provision for income taxes	20,797	25,366	68,014	132,691
Net income	$54,028	$68,273	$200,458	$154,518
Less: income attributable to redeemable noncontrolling interest	(170)	(97)	(613)	(128)
Net income available for common stockholders	$53,858	$68,176	$199,845	$154,390

Net income per common share
Basic	$1.53	$1.84	$5.67	$4.15
Diluted	$1.53	$1.84	$5.66	$4.14

Cash dividends declared per common share	$0.78	$0.76	$2.34	$2.28

Weighted average shares outstanding
Basic	35,216	37,023	35,240	37,207
Diluted	35,278	37,109	35,302	37,288

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$54,028	$68,273	$200,458	$154,518
Cumulative translation adjustment	815	(5,045)	(6,799)	30,593
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $(95), $30, $(206) and $150, respectively	(282)	95	(624)	477
Comprehensive income	$54,561	$63,323	$193,035	$185,588
Less: comprehensive income attributable to redeemable noncontrolling interest	(156)	(167)	(518)	(198)
Comprehensive income available for common stockholders	$54,405	$63,156	$192,517	$185,390

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2026	$123	$305,923	$(694,764)	$1,538,746	$(4,361)	$1,145,667
Net income available for common stockholders	—	—	—	77,882	—	77,882
Cumulative translation adjustment	—	—	—	—	(7,053)	(7,053)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(260)	(260)
Stock-based compensation	1	9,663	—	—	—	9,664
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(8,517)	—	—	—	(8,517)
Reissuance of treasury stock	—	(59)	849	—	—	790
Repurchases of common stock	—	58,418	(58,418)	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,776)	—	(27,776)
Balance at March 31, 2026	$124	$365,428	$(752,333)	$1,588,852	$(11,674)	$1,190,397
Net income available for common stockholders	—	—	—	68,105	—	68,105
Cumulative translation adjustment	—	—	—	—	(561)	(561)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(82)	(82)
Stock-based compensation	(1)	9,219	—	—	—	9,218
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(418)	—	—	—	(418)
Repurchases of common stock	—	—	—	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,743)	—	(27,743)
Balance at June 30, 2026	$123	$374,229	$(752,333)	$1,629,214	$(12,317)	$1,238,916
Net income available for common stockholders	—	—	—	53,858	—	53,858
Cumulative translation adjustment	—	—	—	—	815	815
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(282)	(282)
Stock-based compensation	—	8,933	—	—	—	8,933
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(116)	—	—	—	(116)
Reissuance of treasury stock	—	(104)	699	—	—	595
Repurchases of common stock	—	—	—	—	—	—
Cash dividend on common stock ($0.78 per share)	—	—	—	(27,776)	—	(27,776)
Balance at September 30, 2026	$123	$382,942	$(751,634)	$1,655,296	$(11,784)	$1,274,943

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2025	$123	$350,701	$(333,369)	$1,405,904	$(34,699)	$1,388,660
Net income available for common stockholders	—	—	—	15,065	—	15,065
Cumulative translation adjustment	—	—	—	—	11,010	11,010
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	234	234
Stock-based compensation	—	7,696	—	—	—	7,696
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(9,525)	—	—	—	(9,525)
Reissuance of treasury stock	—	(164)	1,104	—	—	940
Repurchases of common stock	—	—	(38,077)	—	—	(38,077)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,690)	—	(28,690)
Balance at March 31, 2025	$123	$348,708	$(370,342)	$1,392,279	$(23,455)	$1,347,313
Net income available for common stockholders	—	—	—	71,149	—	71,149
Cumulative translation adjustment	—	—	—	—	24,628	24,628
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	148	148
Stock-based compensation	—	8,430	—	—	—	8,430
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(321)	—	—	—	(321)
Repurchases of common stock	—	—	(36,687)	—	—	(36,687)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,475)	—	(28,475)
Balance at June 30, 2025	$123	$356,817	$(407,029)	$1,434,953	$1,321	$1,386,185
Net income available for common stockholders	—	—	—	68,176	—	68,176
Cumulative translation adjustment	—	—	—	—	(5,045)	(5,045)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	95	95
Stock-based compensation	—	8,832	—	—	—	8,832
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(6,915)	—	—	—	(6,915)
Reissuance of treasury stock	—	(127)	877	—	—	750
Repurchases of common stock	—	—	(45,251)	—	—	(45,251)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,377)	—	(28,377)
Balance at September 30, 2025	$123	358,607	(451,403)	1,474,752	(3,629)	1,378,450

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities
Net income	$200,458	$154,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,560	57,093
Amortization of operating lease right-of-use assets	5,952	5,544
Stock-based compensation expense	26,192	23,717
Deferred taxes	(1,087)	16,159
Foreign currency transaction losses	417	2,921
Other	6,851	(288)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(21,998)	(11,148)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(400,417)	(226,736)
(Increase)/decrease in prepaid expenses and other assets	(16,070)	4,358
Decrease in trading investments	—	198
(Increase) decrease in mutual funds held in rabbi trust	679	(115)
(Decrease) in accrued employee compensation	(9,869)	(8,841)
Increase in payables to broker-dealers, clearing organizations and customers	365,986	139,132
(Decrease)/increase in income and other tax liabilities	(25,908)	82,217
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	17,027	(8,557)
(Decrease) in operating lease liabilities	(6,963)	(6,665)
Net cash provided by operating activities	198,810	223,507
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	8,622	8,420
Purchases	(11,121)	(9,231)
Acquisition, net of cash acquired	—	(36,515)
Purchases of furniture, equipment and leasehold improvements	(1,497)	(4,632)
Capitalization of software development costs	(39,597)	(38,035)
Net cash (used in) investing activities	(43,593)	(79,993)
Cash flows from financing activities
Cash dividends on common stock	(83,358)	(87,151)
Withholding tax payments on Full Value Awards vesting and stock option exercises	(9,051)	(16,761)
Repurchases of common stock	—	(120,015)
Proceeds from borrowings	126,250	—
Repayments of borrowings	(254,250)	—
Net cash (used in) financing activities	(220,409)	(223,927)
Effect of exchange rate changes on cash and cash equivalents	(4,763)	22,728
Cash and cash equivalents including restricted cash
Net decrease for the period	(69,955)	(57,685)
Beginning of period	675,851	700,459
End of period	$605,896	$642,774

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental cash flow information
Cash paid for income taxes	$93,984	$28,764
Cash paid for interest	6,764	541
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,330	372
Furniture, equipment, software and leasehold improvement additions included in accounts payable	559	2,473
Stock-based and accrued incentive compensation relating to capitalized software development costs	6,003	5,613
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	—	82,568
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(36,515)
Non-cash consideration:
Fair value of previously held interest on Acquisition Date	—	(33,866)
Fair value of remaining noncontrolling interests on Acquisition Date	—	(10,365)
Liabilities assumed	$—	$1,822

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

Pending Merger

On July 29, 2026, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Intercontinental Exchange, Inc., a Delaware corporation (“Parent”), and Igloo Merger Sub II, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Parent, Merger Sub or their subsidiaries, shares held as treasury stock by the Company or its subsidiaries, and shares held by stockholders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $167.00 per share in cash, without interest thereon. The Merger was unanimously approved by the Board of Directors of the Company (“Board”). On October 21, 2026, the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). At a special meeting of the Company’s stockholders held on October 29, 2026, MarketAxess stockholders approved adoption of the Merger Agreement. Consummation of the Merger remains subject to other customary closing conditions, including the receipt of required regulatory approvals, and the satisfaction or waiver of the other closing conditions in the Merger Agreement. Upon completion of the Merger, shares of the Company’s common stock will no longer be listed on the Nasdaq Global Select Market. The Merger currently is anticipated to close in the first quarter of 2027.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. Available-for-sale investments are carried at fair value with unrealized gains or losses reported in accumulated other comprehensive income/(loss) in the Consolidated Statements of Financial Condition and realized gains or losses reported in other, net in the Consolidated Statements of Operations. Trading investments include U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

The Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the Consolidated Statements of Operations. The remainder of an impairment is recognized in accumulated other comprehensive income/(loss) if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

(Unaudited)

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

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for credit losses. The allowance for credit losses is based on the estimated expected credit losses in accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. The Company has elected the practical expedient whereby the Company assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing an estimate of expected credit losses. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectible are written off against the allowance for credit losses.

The allowance for credit losses was $0.8 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively. The provision for credit losses was immaterial for each of the three and nine months ended September 30, 2026 and 2025.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Foreign Currency Translation and Forward Contracts

Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are a component of accumulated other comprehensive income/(loss) in the Consolidated Statements of Financial Condition. Transaction gains and losses are recorded in other, net in the Consolidated Statements of Operations.

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

The Company also earns equities and foreign exchange commissions for algorithmic trading services and, following the 2025 RFQ-hub Acquisition (as defined in Note 6), derivative and exchange-traded-fund (“ETF”) commissions. These fees incorporate variable transaction fees, which are generally calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

The following table presents commission revenue by fee type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$86,823	$92,640	$284,613	$286,183
Open Trading – matched principal trading	43,426	40,590	137,580	130,961
U.S. government bonds - matched principal trading	4,969	4,129	14,683	13,987
Other	9,816	8,590	30,822	20,882
Total variable transaction fees	145,034	145,949	467,698	452,013
Distribution fees and unused minimum fees	34,889	34,222	102,591	101,271
Total commissions	$179,923	$180,171	$570,289	$553,284

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$14,336	$13,334	$42,291	$38,888
Services transferred at a point in time	836	451	3,420	888
Total information services revenues	$15,172	$13,785	$45,711	$39,776

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,244	$11,271	$34,335	$33,360
Services transferred at a point in time	200	22	314	97
Total post-trade services revenues	$11,444	$11,293	$34,649	$33,457

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

The following table presents technology services revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,573	$3,424	$10,784	$9,775
Services transferred at a point in time	295	148	769	567
Total technology services revenues	$3,868	$3,572	$11,553	$10,342

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2025	Revenue billed in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2026
	(In thousands)
Information services	$3,343	$15,518	$(15,521)	$—	$3,340
Post-trade services	1,376	20,166	(19,863)	(18)	1,661
Technology services	312	4,169	(4,172)	—	309
Total deferred revenue	$5,031	$39,853	$(39,556)	$(18)	$5,310

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $23.6 million as of September 30, 2026. The Company expects to recognize revenue associated with the remaining performance obligations over the next 34 months.

Stock-Based and Other Employee Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

In connection with the pending Merger, the Company established a cash retention bonus program for certain employees. The Company accounts for the program as compensation for employee services and recognizes expense over the estimated requisite service period.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. Tax benefits for uncertain tax positions are recognized when it is more likely than not that the positions will be sustained upon examination based on their technical merits. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. All tax effects related to stock-based payments are recorded in the provision for income taxes in the periods during which the awards are exercised or vest.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU clarifies the applicability of Topic 270, as well as the form and content of interim financial statements, provides a comprehensive list of required interim disclosures and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, under a prospective or retrospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU contains amendments intended to correct errors in, clarify and make narrow-scope improvements to various Codification topics, including the calculation of diluted earnings per share when a loss from continuing operations exists, and the permissible methods for accounting for treasury stock retirements, among other presentation and accounting policy topics. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2026, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2026, the Company’s subsidiaries maintained aggregate net capital and financial resources of $670.3 million, which exceeded the required levels of $44.4 million by $625.9 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2026, this U.S. broker-dealer subsidiary had a balance of $49.7 million in its special reserve bank account. The U.S. broker-dealer subsidiary also maintained net capital that was $346.0 million in excess of the required level of $5.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2026
Assets
Money market funds	$20,355	$—	$—	$20,355
Securities available-for-sale
Corporate debt	—	60,231	—	60,231
Trading securities
U.S. Treasuries	—	98,356	—	98,356
Mutual funds held in rabbi trust	—	10,786	—	10,786
Interest rate swaps	—	2,161	—	2,161
Total assets	$20,355	$171,534	$—	$191,889

Liabilities
Foreign currency forward position	—	2,743	—	2,743
Total liabilities	$—	$2,743	$—	$2,743

As of December 31, 2025
Assets
Money market funds	$23,355	$—	$—	$23,355
Securities available-for-sale
Corporate debt	—	58,440	—	58,440
Trading securities
U.S. Treasuries	—	100,772	—	100,772
Mutual funds held in rabbi trust	—	11,465	—	11,465
Foreign currency forward position	—	1,847	—	1,847
Total assets	$23,355	$172,524	$—	$195,879

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During each of the three and nine months ended September 30, 2026 and 2025, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2026
Financial assets not measured at fair value:
Cash	$360,699	$360,699	$360,699	$—	$—	$360,699
Cash segregated under federal regulations	49,738	49,738	49,738	—	—	49,738
Accounts receivable, net of allowance	121,653	121,653	—	121,653	—	121,653
Receivables from broker-dealers, clearing organizations and customers	951,461	951,461	171,954	779,507	—	951,461
Total assets	$1,483,551	$1,483,551	$582,391	$901,160	$—	$1,483,551

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$690,058	$690,058	$—	$690,058	$—	$690,058
Borrowings	92,000	92,000	—	92,000	—	92,000
Total liabilities	$782,058	$782,058	$—	$782,058	$—	$782,058

As of December 31, 2025
Financial assets not measured at fair value:
Cash	$496,379	$496,379	$496,379	$—	$—	$496,379
Cash segregated under federal regulations	48,722	48,722	48,722	—	—	48,722
Accounts receivable, net of allowance	100,989	100,989	—	100,989	—	100,989
Receivables from broker-dealers, clearing organizations and customers	489,211	489,211	107,223	381,988	—	489,211
Total assets	$1,135,301	$1,135,301	$652,324	$482,977	$—	$1,135,301

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$325,959	$325,959	$—	$325,959	$—	$325,959
Borrowings	220,000	220,000	—	220,000	—	220,000
Total liabilities	$545,959	$545,959	$—	$545,959	$—	$545,959

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

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Foreign currency forwards
Notional value	$150,448	$94,197
Fair value of notional	147,705	96,044
Fair value of the (liability)/asset	$(2,743)	$1,847

Interest rate swaps
Notional value	$100,000	$—
Fair value of notional	102,161	—
Fair value of the asset/(liability)	$2,161	$—

Realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts and interest rate swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
			(In thousands)
Foreign currency forwards	(In thousands)
Unrealized gain/(loss)	$(1,131)	$(2,202)	$(4,591)	$438
Realized gain/(loss)	943	600	2,669	3,690
Total gain/(loss)	$(188)	$(1,602)	$(1,922)	$4,128

Interest rate swaps
Unrealized gain/(loss)	$1,194	$—	$2,161	$—
Realized gain/(loss)	40	—	70	—
Total gain/(loss)	$1,234	$—	$2,231	$—

The Company records restricted cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of September 30, 2026, the Company maintained a cash collateral deposit of $2.9 million with its counterparty bank.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2026
Securities available-for-sale
Corporate debt	$60,731	$11	$(511)	$60,231
Trading securities
U.S. Treasuries	100,368	—	(2,012)	98,356
Mutual funds held in rabbi trust	10,092	698	(4)	10,786
Total investments	$171,191	$709	$(2,527)	$169,373

As of December 31, 2025
Securities available-for-sale
Corporate debt	$58,110	$333	$(3)	$58,440
Trading securities
U.S. Treasuries	100,487	329	(44)	100,772
Mutual funds held in rabbi trust	10,563	926	(24)	11,465
Total investments	$169,160	$1,588	$(71)	$170,677

Purchases of investments during the nine months ended September 30, 2026 and 2025 were $11.1 million and $59.0 million, respectively. Proceeds from the sales and maturities of investments during the nine months ended September 30, 2026 and 2025 were $8.6 million and $58.4 million, respectively.

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(378)	$124	$(830)	$626
Trading securities
U.S. Treasuries	(1,231)	(166)	(2,397)	1,113
Mutual funds held in rabbi trust	(1,247)	(487)	(208)	90
Total investments	$(2,856)	$(529)	$(3,435)	$1,829

Liabilities:
Securities sold, not yet purchased	$—	$—	$—	$—

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$4	$—
Trading securities
Mutual funds held in rabbi trust	1,138	1,161	1,215	1,255
Total investments	$1,138	$1,161	$1,219	$1,255

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income/(loss) on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of September 30, 2026
Securities available-for-sale
Corporate debt	$37,253	$22,978	$60,231
Trading securities
U.S. Treasuries	—	98,356	98,356
Total	$37,253	$121,334	$158,587

As of December 31, 2025
Securities available-for-sale
Corporate debt	$8,400	$50,040	$58,440
Trading securities
U.S. Treasuries	—	100,772	100,772
Total	$8,400	$150,812	$159,212

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2026
Corporate debt	$53,955	$(511)	$—	$—	$53,955	$(511)

As of December 31, 2025
Corporate debt	$3,506	$(3)	$—	$—	$3,506	$(3)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During each of the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Receivables from broker-dealers, clearing organizations and customers:
Securities failed-to-deliver – broker-dealers and clearing organizations	$455,978	$244,405
Securities failed-to-deliver – customers	318,651	131,632
Cash deposits with clearing organizations and broker-dealers	171,954	107,223
Other	4,878	5,951
Total	$951,461	$489,211

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$498,888	$224,844
Securities failed-to-receive – customers	184,868	93,107
Other	6,302	8,008
Total	$690,058	$325,959

6. Acquisitions and Equity Investments

RFQ-hub Holdings LLC Acquisition

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

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the nine months ended September 30, 2026 was $2.0 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the nine months ended September 30, 2026:

(In thousands)
Balance at December 31, 2025	$12,592
Net income attributable to noncontrolling interests	613
Issuance of noncontrolling interests	2,022
Balance at September 30, 2026	$15,227

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $283.7 million as of each of September 30, 2026 and December 31, 2025.

Intangible assets with definite lives, including the related accumulated amortization, are comprised of the following:

	September 30, 2026			December 31, 2025
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$154,114	$(88,827)	$65,287	$155,492	$(80,539)	$74,953
Developed technology	55,970	(27,572)	28,398	55,970	(21,984)	33,986
Other	2,760	(1,186)	1,574	2,760	(1,070)	1,690
Total	$212,844	$(117,585)	$95,259	$214,222	$(103,593)	$110,629

Amortization expense associated with identifiable intangible assets was $4.9 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and $14.8 million and $14.7 million for the nine months ended September 30, 2026 and 2025, respectively. Annual estimated total amortization expense is $19.6 million, $18.3 million, $16.7 million, $15.7 million and $11.1 million for the years ended December 31, 2026 through 2030, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $20.8 million and $25.4 million for the three months ended September 30, 2026 and 2025, respectively and $68.0 million and $132.7 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 27.8% and 27.1% for the three months ended September 30, 2026 and 2025, respectively, and 25.3% and 46.2% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, the tax impact of merger-related costs, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors. The provision for income taxes includes unfavorable adjustments related to the tax impact of merger-related costs of $1.8 million and $2.3 million for three and nine months ended September 30, 2026, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. On August 18, 2026, the Company entered into a closing agreement with New York City regarding its tax liability for the 2015-2023 period. As a result, the Company is no longer subject to income tax examination by New York City for years before 2024. Generally, the Company is no longer subject to examinations by tax authorities for years prior to 2021.

9. Stock-Based and Other Employee Compensation Plans

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock units, performance stock units (collectively “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, non-employee directors and consultants to participate in the long-term success of the Company. As of September 30, 2026, there were 2,297,697 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Employees	$7,951	$7,615	$24,730	$21,739
Non-employee directors and consultants	982	1,217	3,085	3,219
Total stock-based compensation	$8,933	$8,832	$27,815	$24,958

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.6 million and $0.5 million of capitalized software development costs for the three months ended September 30, 2026 and 2025, respectively and $1.6 million and $1.2 million of capitalized software development costs for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company granted (i) 185,419 restricted stock units, (ii) 21,736 stock options and (iii) performance stock units with an expected pay-out at target of 46,568 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $172.62 and $179.36, respectively. The weighted-average fair value for stock options of $51.47 per share was based on the Black-Scholes option pricing model.

As of September 30, 2026, the total unrecognized compensation cost related to all non-vested awards was $52.7 million. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the nine months ended September 30, 2026, the Company issued 9,535 shares of common stock under the ESPP. Pursuant to the terms of the Merger Agreement, the Company has discontinued future offerings under the ESPP.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Retention Bonus Program

In connection with the pending Merger, the Company established a retention bonus program for certain employees. The Company accounts for the program as compensation for employee services and recognizes expense over the estimated requisite service period. For the three and nine months ended September 30, 2026, the Company recognized compensation expense of $3.6 million related to the retention bonus program. A change in the estimated requisite service period could result in a material acceleration or deferral of compensation expense in future periods.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,216	37,023	35,240	37,207
Dilutive effect of stock options and Full Value Awards	62	86	62	81
Diluted weighted average shares outstanding	35,278	37,109	35,302	37,288

Basic earnings per share	$1.53	$1.84	$5.67	$4.15
Diluted earnings per share	1.53	1.84	5.66	4.14

Stock options and Full Value Awards totaling 330,610 shares and 133,720 shares for the three months ended September 30, 2026 and 2025, respectively, and 368,759 and 199,481 shares for the nine months ended September 30, 2026 and 2025, respectively were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. During the nine months ended September 30, 2026, the Company repaid $128.0 million of borrowings under the Credit Agreement. Additionally, the Company incurred $1.2 million and $5.6 million of interest expense during the three and nine months ended September 30, 2026 and incurred no interest expense under the Credit Agreement for the three and nine months ended September 30, 2025.

As of September 30, 2026, the Company had $92.0 million of borrowings and $0.1 million in letters of credit outstanding and $657.9 million in available borrowing capacity under the Credit Agreement.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the nine months ended September 30, 2026. No interest expense was incurred under such agreements during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025. As of September 30, 2026, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.6 million during the nine months ended September 30, 2026 and $0.5 million for nine months ended September 30, 2025. As of September 30, 2026, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2026	2025	2026	2025
		(In thousands)
Operating lease cost - office space	Occupancy	$2,875	$2,868	$8,609	$8,445
Operating lease cost - equipment	Technology and communications	73	97	220	293
Variable lease costs	Occupancy	950	908	2,814	2,540
Total operating lease cost		$3,898	$3,873	$11,643	$11,278

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) - operating leases	7.4	8.1
Weighted average discount rate - operating leases	6.0%	6.1%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents the maturity of lease liabilities as of September 30, 2026:

Operating Leases
(In thousands)
2026	$3,263
2027	10,553
2028	9,789
2029	9,425
2030	9,376
2031 and thereafter	33,447
Total lease payments	75,853
Less: imputed interest	14,764
Present value of lease liabilities	$61,089

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

Based on currently available information, the outcome of the Company’s outstanding matters is not expected to have a material adverse impact on the Company’s financial position. It is not presently possible to determine the ultimate exposure to these matters, and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by the Company. See Note 17 for a discussion of litigation and stockholder demands related to the pending Merger.

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2026 and 2025.

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

14. Share Repurchase Programs

In August 2024, the Board authorized a share repurchase program for up to $200.0 million (the “2024 Repurchase Program”). In December 2025, the Board authorized a share repurchase program for up to an additional $400.0 million (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the nine months ended September 30, 2026, the Company repurchased 359,782 shares of common stock under the Repurchase Programs at a cost of $60.0 million. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On December 9, 2025, the Company entered into an accelerated stock repurchase agreement (the “ASR”) with JPMorgan for $300.0 million. Final settlement of the ASR occurred on February 4, 2026. The 2024 Repurchase Program was exhausted by the ASR.

As of September 30, 2026, the Company had $205.0 million of remaining capacity under the 2025 Repurchase Program. The Merger Agreement restricts the Company from repurchasing shares of its common stock during the pendency of the Merger, subject to limited exceptions.

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

The accounting policies of the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) assesses performance of the Company overall and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets. The Company’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company’s end-to-end trading solutions or into other areas, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The significant segment expenses and net income reviewed by the CODM conform to the presentation of such items in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2026 and 2025, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues. No individual foreign country in which the Company had operations accounted for 10% or more of long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2026 and 2025, and long-lived assets as of September 30, 2026 and December 31, 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues
United States	$138,585	$138,627	$429,841	$429,914
United Kingdom	46,734	44,656	148,187	131,955
Other	25,088	25,538	84,174	74,990
Total	$210,407	$208,821	$662,202	$636,859

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Long-lived assets, as defined
United States	$100,653	$99,849
United Kingdom	8,565	10,740
Other	1,838	1,842
Total	$111,056	$112,431

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	September 30, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$381,054	$519,734
Cash segregated for regulatory purposes	Cash segregated under federal regulations	49,738	48,722
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	171,954	107,223
Other restricted cash deposits	Prepaid expenses and other assets	3,150	172
Total		$605,896	$675,851

17. Subsequent Events

Between October 6, 2026 and October 15, 2026, three complaints were filed in New York state courts by purported stockholders of the Company in connection with the Merger. As of October 23, 2026, the Company had also received fifteen demand letters from purported stockholders in connection with the Merger, as well as one stockholder request for Company books and records pursuant to 8 Del. C. § 220. The complaints and demand letters variously allege that the Company’s preliminary or definitive proxy statement relating to the Merger omitted material information, and the complaints seek, among other things, to enjoin the consummation of the Merger until additional disclosure is made. One of the complaints also asserts claims for breach of fiduciary duty against the Company’s directors and a claim for aiding and abetting against Parent. The Company believes the claims are without merit and that no supplemental disclosures were required under applicable law. However, to avoid the risk that the litigation and demands could delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, the Company, without admitting any liability or wrongdoing, voluntarily filed supplemental disclosures on a Current Report on Form 8-K on October 23, 2026. Additional lawsuits may be filed and additional demand letters may be received in connection with the Merger. The Company does not expect the resolution of these matters to have a material impact on its consolidated financial statements.

On October 21, 2026, the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period applicable to the Merger under the HSR Act. On October 29, 2026, at a special meeting of the Company’s stockholders, the MarketAxess stockholders approved the adoption of the Merger Agreement.

Consummation of the Merger remains subject to the receipt of required regulatory approvals and the satisfaction or waiver of the remaining customary closing conditions set forth in the Merger Agreement. Upon completion of the Merger, shares of the Company’s common stock will no longer be listed on the Nasdaq Global Select Market. The Merger is currently anticipated to close during the first quarter of 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “could,” “may,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our Company’s policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2025, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Form 10-Q for the quarter ended June 30, 2026 in Part II, Item 1A “Risk Factors.”

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

ICE Merger Agreement

On July 29, 2026, MarketAxess entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Parent, Merger Sub or their subsidiaries, shares held as treasury stock by the Company or its subsidiaries, and shares held by stockholders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $167.00 per share in cash, without interest thereon. The Merger was unanimously approved by the Board. On October 21, 2026, the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the HSR Act applicable to the Merger. At a special meeting of the Company’s stockholders held on October 29, 2026, MarketAxess stockholders approved the adoption of the Merger Agreement. Consummation of the Merger remains subject to other customary closing conditions, including the receipt of required regulatory approvals and the satisfaction or waiver of the other closing conditions in the Merger Agreement. Upon completion of the Merger, shares of the Company’s common stock will no longer be listed on the Nasdaq Global Select Market. The Merger is currently anticipated to close in the first quarter of 2027.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of U.S. high grade bonds traded, economic and political conditions in the United States, Europe and elsewhere, including recent and potential future changes in tariffs, international trade agreements or trade policies, and the consolidation or contraction of our broker-dealer and institutional investor clients. In the first nine months of 2026, the market backdrop for the Company reflected increases in estimated market volumes in most of our key markets compared to the prior year, due, in part, to periods of event-driven volatility and elevated primary issuance.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with $657.9 million in available borrowing capacity under our Credit Agreement and capital significantly in excess of our regulatory requirements.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause us to incur additional expense. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. In July 2026, the SEC approved a FINRA rule change that will suppress public dissemination of certain affiliate back-to-back trade reports in TRACE, with mandatory compliance beginning in August 2027. This rule is expected to suppress qualifying affiliate principal transactions from reported monthly TRACE volumes and is expected to affect the Company’s estimated market share for U.S. high-grade, U.S. high-yield and U.S. Treasury products.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” and “— Results of Operations — Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025,” and “— Results of Operations — Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025,” our credit trading volumes increased and our average credit variable transaction fee per million decreased compared to the three and nine months ended September 30, 2025.

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

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and other consultants for services provided for the maintenance of our trading platforms, information and post-trade services products and other services, and other business initiatives, including activities related to the pending Merger.

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

Expenses may continue to grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to increased regulatory complexity, acquisitions or the continued effects of inflation. During the pendency of the Merger, our ability to increase headcount, make acquisitions and undertake certain other investments is subject to the restrictions in the Merger Agreement.

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

Stock-based and other employee compensation

We maintain the 2020 Plan which provides for the grant of Full Value Awards, stock options and other stock-based awards to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance stock units granted under the 2020 Plan (the “PSUs”).

In 2024, 2025 and 2026, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of September 30, 2026, a 10.0% change in the expected final share payouts would increase or decrease the total value of the awards by $1.7 million. The estimated final share payouts for the 2024 and 2025 awards as of September 30, 2026 decreased 16.4% compared to December 31, 2025.

In connection with the pending Merger, the Company established a retention bonus program for certain employees. The Company accounts for the program as compensation for employee services and recognizes expense over the estimated requisite service period. For the three and nine months ended September 30, 2026, the Company recognized compensation expense of $3.6 million related to the retention bonus program. A change in the estimate could result in a material acceleration or deferral of compensation expense in future periods. See Note 9 for a discussion of our stock-based and other employee compensation plans.

Goodwill and Intangible Assets

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. As a result of the annual assessment performed, we determined that it was more likely than not that the estimated fair value of goodwill exceeded its carrying value. Therefore, we determined that goodwill was not impaired and that a quantitative goodwill test was not required.

Identifiable intangible assets are tested for impairment annually, or sooner when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During the nine months ended September 30, 2026, there were no events or changes in circumstances that suggested our intangible assets’ carrying values exceeded their fair values, and as such, no impairment charges were recorded.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table summarizes our financial results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$210,407	$208,821	$1,586	0.8%
Expenses	136,012	123,242	12,770	10.4
Operating income	74,395	85,579	(11,184)	(13.1)
Other income (expense)	430	8,060	(7,630)	(94.7)
Income before income taxes	74,825	93,639	(18,814)	(20.1)
Provision for income taxes	20,797	25,366	(4,569)	(18.0)
Net income	$54,028	$68,273	$(14,245)	(20.9)%
Less: income attributable to redeemable noncontrolling interest	(170)	(97)	(73)	NM
Net income available for common stockholders	$53,858	$68,176	$(14,318)	(21.0)%

Net income per common share – Diluted	$1.53	$1.84	$(0.31)	(16.8)%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had no significant impact on revenues and expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Revenues

Our revenues for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026		2025
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$179,923	85.5%	$180,171	86.3%	$(248)	(0.1)%
Information services	15,172	7.2	13,785	6.6	1,387	10.1
Post-trade services	11,444	5.4	11,293	5.4	151	1.3
Technology services	3,868	1.9	3,572	1.7	296	8.3
Total revenues	$210,407	100.0%	$208,821	100.0%	$1,586	0.8%

Commissions. Our commission revenues for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$126,391	$130,811	$(4,420)	(3.4)%
Rates	8,827	6,549	2,278	34.8
Other	9,816	8,589	1,227	14.3
Total variable transaction fees	145,034	145,949	(915)	(0.6)

Fixed distribution fees
Credit	34,801	34,137	664	1.9
Rates	88	85	3	3.5
Total fixed distribution fees	34,889	34,222	667	1.9
Total commissions	$179,923	$180,171	$(248)	(0.1)%

Credit variable transaction fees decreased by $4.4 million, primarily driven by a 9.3% decrease in total credit average variable transaction fee per million, partially offset by a 7.0% increase in trading volume. Rates variable transaction fees increased by $2.3 million, primarily driven by a 16.2% increase in total rates average variable transaction fee per million, and a 16.1% increase in rates trading volume. Other variable transaction fees include equities and foreign exchange commissions, and derivative and ETF commissions earned by RFQ-hub. Other variable transaction fees increased by $1.2 million, mainly due to higher trading volumes.

Beginning with the release of our January 2026 trading volume statistics, we revised certain aspects of our reporting methodology for estimated market share to provide a more comprehensive view of platform activity and enhance comparability with industry peers. We now present estimated market share for U.S. high-grade and U.S. high-yield on an all-in basis, which includes single-dealer portfolio trades (“SD PT”), and no longer report estimated market share excluding SD PT. The trading volume tables below present U.S. high-grade and U.S. high-yield volumes both including and excluding SD PT. Total credit trading and total trading volumes, and the credit average variable transaction fee per million, exclude SD PT. Our trading volumes for the three months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in millions)
Trading volume data*
Credit
High-grade (excl. SD PT)	$455,718	$419,703	$36,015	8.6%
High-grade (incl. SD PT)	481,445	434,126	47,319	10.9
High-yield (excl. SD PT)	93,988	86,228	7,760	9.0
High-yield (incl. SD PT)	108,286	99,623	8,663	8.7
Emerging markets	255,299	243,387	11,912	4.9
Eurobonds	144,938	142,772	2,166	1.5
Other credit[1]	47,689	40,336	7,353	18.2
Total credit trading (excl. SD PT)	997,632	932,426	65,206	7.0

Rates
U.S. government bonds	1,703,289	1,480,317	222,972	15.1
Agency and other government bonds	103,388	75,714	27,674	36.6
Total rates trading	1,806,677	1,556,031	250,646	16.1

Total trading (excl. SD PT)	$2,804,309	$2,488,457	$315,852	12.7%

Number of U.S. Trading Days[2]	64	64
Number of U.K. Trading Days[3]	65	65

[1] “Other credit” includes municipal bonds, leveraged loans, convertible bonds and structured products.
[2] The number of U.S. trading days is based on the SIFMA holiday recommendation calendar.
[3] The number of U.K. trading days is based on the U.K. Bank holiday schedule.

* Consistent with FINRA TRACE reporting standards, both sides of trades are included in the Company’s reported volumes when the Company executes trades on a matched principal basis between two counterparties. Consistent with industry standards, U.S. government bond trades are single-counted.

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

Our U.S. high-grade volume, including SD PT, increased 10.9%, primarily due to an increase in estimated market volumes and volume growth from strategic initiatives, partially offset by a decrease in our estimated market share. Our U.S. high-grade volume, excluding SD PT, increased 8.6%. Our estimated market share of U.S. high-grade corporate bond volume, including SD PT, decreased to 17.4% for the three months ended September 30, 2026 from 18.3% for the three months ended September 30, 2025. Estimated U.S. high-grade market volume, as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”), increased 16.6% to $2.8 trillion for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Our U.S. high-yield volume, including SD PT, increased 8.7%, primarily due to an increase in estimated market volumes and volume growth from strategic initiatives, as well as an increase in our estimated market share. Our U.S. high-yield volume, excluding SD PT, increased 9.0%. Our estimated market share of U.S. high-yield corporate bond volume, including SD PT, increased to 14.6% for the three months ended September 30, 2026 from 13.7% for the three months ended September 30, 2025. Estimated U.S. high-yield market volume, as reported by TRACE, increased 1.9% to $740 billion for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Emerging markets and eurobond volumes increased by 4.9% and 1.5%, respectively. Other credit volumes increased 18.2%, mainly due to an increase in estimated municipal bond market volumes and estimated market share. Rates trading volume increased 16.1%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the three months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Average variable transaction fee per million
Credit	$127	$140	$(13)	(9.3)%
Rates	4.89	4.21	0.68	16.2

Credit average variable transaction fee per million decreased by 9.3% to $127 per million for the three months ended September 30, 2026, mainly due to protocol and product mix, as well as lower duration of bonds traded in U.S. high grade.

Information Services. Information services revenue increased by $1.4 million for the three months ended September 30, 2026 primarily due to net new contract revenue.

Post-Trade Services. Post-trade services revenue increased by $0.2 million for the three months ended September 30, 2026 mainly due to net new contract revenue.

Technology Services. Technology services revenue increased by $0.3 million for the three months ended September 30, 2026 largely driven by revenue growth in broker execution and port fees.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$63,425	$59,982	$3,443	5.7%
Depreciation and amortization	19,041	19,662	(621)	(3.2)
Technology and communications	22,056	19,961	2,095	10.5
Professional and consulting fees	14,699	7,382	7,317	99.1
Occupancy	3,919	3,859	60	1.6
Marketing and advertising	2,145	2,349	(204)	(8.7)
Clearing costs	4,240	3,948	292	7.4
General and administrative	6,487	6,099	388	6.4
Total expenses	$136,012	$123,242	$12,770	10.4%

Employee compensation and benefits increased by $3.4 million, primarily due to retention bonus expense in connection with the pending Merger.

Technology and communications expenses increased by $2.1 million, primarily due to investments in software, artificial intelligence tools, and cloud hosting costs.

Professional and consulting fees increased by $7.3 million, primarily driven by higher legal and consulting expenses incurred in connection with the pending Merger.

Marketing and advertising expenses decreased by $0.2 million, primarily due to lower advertising spend and timing of events.

Clearing costs increased by $0.3 million, primarily due to higher trading volumes.

General and administrative expenses increased by $0.4 million, primarily due to increased regulatory and administrative costs incurred in connection with the pending Merger, partially offset by reduced travel costs.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$4,632	$5,850	$(1,218)	(20.8)%
Interest expense	(1,449)	(171)	(1,278)	NM
Equity in earnings of unconsolidated affiliate	—	—	—	—
Other, net	(2,753)	2,381	(5,134)	NM
Total other income (expense)	$430	$8,060	$(7,630)	(94.7)%
NM - not meaningful

Interest income decreased by $1.2 million, mainly driven by lower average cash balances.

Interest expense increased by $1.3 million, primarily due to borrowings on the Company’s credit facility to fund the ASR.

Other, net decreased by $5.1 million, primarily reflecting the absence of the tax credit received in the prior year, along with higher foreign currency transaction losses in the current period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$20,797	$25,366	$(4,569)	(18.0)%

Effective tax rate	27.8%	27.1%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, the tax impact of merger-related costs, changes in tax legislation and tax rates, and the amount and timing of excess tax benefits or detriments related to stock-based payments, among other factors. The increase in the effective tax rate for the three months ended September 30, 2026 as compared to the effective tax rate for the three months ended September 30, 2025 is primarily due to the tax impact of merger-related costs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes our financial results for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$662,202	$636,859	$25,343	4.0%
Expenses	397,009	371,034	25,975	7.0
Operating income	265,193	265,825	(632)	(0.2)
Other income (expense)	3,279	21,384	(18,105)	(84.7)
Income before income taxes	268,472	287,209	(18,737)	(6.5)
Provision for income taxes	68,014	132,691	(64,677)	(48.7)
Net income	$200,458	$154,518	$45,940	29.7%
Less: income attributable to redeemable noncontrolling interest	(613)	(128)	(485)	NM
Net income available for common stockholders	$199,845	$154,390	$45,455	29.4%

Net income per common share – Diluted	$5.66	$4.14	$1.52	36.7%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $4.3 million and $4.1 million, respectively, for nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Revenues

Our revenues for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026		2025
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$570,289	86.1%	$553,284	86.9%	$17,005	3.1%
Information services	45,711	6.9	39,776	6.2	5,935	14.9
Post-trade services	34,649	5.2	33,457	5.3	1,192	3.6
Technology services	11,553	1.8	10,342	1.6	1,211	11.7
Total revenues	$662,202	100.0%	$636,859	100.0%	25,343	4.0%

Commissions. Our commission revenues for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$411,078	$409,628	$1,450	0.4%
Rates	25,798	21,503	4,295	20.0
Other	30,822	20,882	9,940	47.6
Total variable transaction fees	467,698	452,013	15,685	3.5

Fixed distribution fees
Credit	102,310	101,018	1,292	1.3
Rates	281	253	28	11.1
Total fixed distribution fees	102,591	101,271	1,320	1.3
Total commissions	$570,289	$553,284	$17,005	3.1%

Credit variable transaction fees increased by $1.5 million, primarily driven by an 8.1% increase in trading volume, partially offset by a decrease of 7.2% in total credit average variable transaction fee per million. Rates variable transaction fees increased by $4.3 million, driven principally by a 16.7% increase in average variable transaction fee per million and a 2.6% increase in trading volume. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Beginning with the release of our January 2026 trading volume statistics, we revised certain aspects of our reporting methodology for estimated market share to provide a more comprehensive view of platform activity and enhance comparability with industry peers. We now present estimated market share for U.S. high-grade and U.S. high-yield on an all-in basis, which includes SD PT, and no longer report estimated market share excluding SD PT. The trading volume tables below present U.S. high-grade and U.S. high-yield volumes both including and excluding SD PT. Total credit trading and total trading volumes, and the credit average variable transaction fee per million, exclude SD PT. Our trading volumes for the nine months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in millions)
Trading volume data*
Credit
High-grade (excl. SD PT)	$1,428,297	$1,362,101	$66,196	4.9%
High-grade (incl. SD PT)	1,505,750	1,401,866	103,884	7.4
High-yield (excl. SD PT)	291,098	281,122	9,976	3.5
High-yield (incl. SD PT)	334,734	302,458	32,276	10.7
Emerging markets	846,215	732,763	113,452	15.5
Eurobonds	487,700	451,562	36,138	8.0
Other credit[1]	128,591	116,783	11,808	10.1
Total credit trading (excl. SD PT)	3,181,901	2,944,331	237,570	8.1

Rates
U.S. government bonds	4,998,152	4,969,290	28,862	0.6
Agency and other government bonds	337,808	229,164	108,644	47.4
Total rates trading	5,335,960	5,198,454	137,506	2.6

Total trading (excl. SD PT)	$8,517,861	$8,142,785	$375,076	4.6%

Number of U.S. Trading Days[2]	187	187
Number of U.K. Trading Days[3]	189	188

[1] “Other credit” includes municipal bonds, leveraged loans, convertible bonds and structured products.
[2] The number of U.S. trading days is based on the SIFMA holiday recommendation calendar.
[3] The number of U.K. trading days is based on the U.K. Bank holiday schedule.

* Consistent with FINRA TRACE reporting standards, both sides of trades are included in the Company’s reported volumes when the Company executes trades on a matched principal basis between two counterparties. Consistent with industry standards, U.S. government bond trades are single-counted.

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

Our U.S. high-grade volume, including SD PT, increased 7.4%, primarily due to an increase in estimated market volumes and volume growth from strategic initiatives, partially offset by a decrease in our estimated market share. Our U.S. high-grade volume, excluding SD PT, increased 4.9%. Our estimated market share of U.S. high-grade corporate bond volume, including SD PT, decreased to 17.6% for the nine months ended September 30, 2026 from 18.9% for the nine months ended September 30, 2025. Estimated U.S. high-grade market volume, as reported by TRACE, increased 15.6% to $8.6 trillion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Our U.S. high-yield volume, including SD PT, increased 10.7%, primarily due to an increase in estimated market volumes and volume growth from strategic initiatives, as well as an increase in our estimated market share. Our U.S. high-yield volume, excluding SD PT, increased 3.5%. Our estimated market share of U.S. high-yield corporate bond volume, including SD PT, increased to 14.2% for the nine months ended September 30, 2026 from 13.1% for the nine months ended September 30, 2025. Estimated U.S. high-yield market volume, as reported by TRACE, increased 2.4% to $2.4 trillion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Emerging markets and eurobond volumes increased by 15.5% and 8.0%, respectively. Other credit volumes increased 10.1%, mainly due to an increase in municipal bond estimated market share. Rates trading volume increased 2.6%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the nine months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Average variable transaction fee per million
Credit	$129	$139	$(10)	(7.2)%
Rates	4.83	4.14	0.69	16.7

Credit average variable transaction fee per million decreased by 7.2% to $129 per million for nine months ended September 30, 2026, mainly due to protocol and product mix, as well as lower duration of bonds traded in U.S. high grade.

Information Services. Information services revenue increased by $5.9 million for nine months ended September 30, 2026, primarily due to net new contract revenue of $5.5 million and the positive impact of foreign currency fluctuations of $0.5 million.

Post-Trade Services. Post-trade services revenue increased by $1.2 million for the nine months ended September 30, 2026, mainly due to the net positive impact of foreign currency fluctuations of $1.0 million.

Technology Services. Technology services revenue increased by $1.2 million for nine months ended September 30, 2026, largely driven by higher connectivity, licensing and broker execution fees, as well as contributions of RFQ-hub.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$195,802	$187,135	$8,667	4.6%
Depreciation and amortization	57,560	57,093	467	0.8
Technology and communications	63,924	57,430	6,494	11.3
Professional and consulting fees	29,048	20,982	8,066	38.4
Occupancy	11,720	11,234	486	4.3
Marketing and advertising	7,921	7,362	559	7.6
Clearing costs	13,025	12,580	445	3.5
General and administrative	18,009	17,218	791	4.6
Total expenses	$397,009	$371,034	$25,975	7.0%

Employee compensation and benefits increased by $8.7 million, primarily due to retention bonus expenses, as well as higher stock-based compensation expense from employee stock and option awards, partially offset by lower repositioning charges.

Technology and communications expenses increased by $6.5 million, primarily due to investments in software, artificial intelligence tools and cloud hosting costs, as well as higher market data expenses.

Professional and consulting expenses increased by $8.1 million, primarily due to higher consulting and legal expenses incurred in connection with the pending Merger.

Marketing and advertising expenses increased by $0.6 million, primarily due to timing of events and higher sales-related expenses.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$13,632	$18,949	$(5,317)	(28.1)%
Interest expense	(6,199)	(523)	(5,676)	NM
Equity in earnings of unconsolidated affiliate	—	457	(457)	NM
Other, net	(4,154)	2,501	(6,655)	NM
Total other income (expense)	$3,279	$21,384	$(18,105)	(84.7)%
NM - not meaningful

Interest income decreased by $5.3 million, mainly driven by lower average cash balances.

Interest expense increased $5.7 million, primarily due to borrowings on the Company’s credit facility to fund the ASR.

Other, net decreased by $6.7 million, primarily driven by foreign currency transaction losses in the current period compared to foreign currency transaction gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2026 and 2025 and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$68,014	$132,691	$(64,677)	(48.7)%

Effective tax rate	25.3%	46.2%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates, and the amount and timing of excess tax benefits or detriments related to stock-based payments, among other factors. The decrease in the effective tax rate for the nine months ended September 30, 2026 is primarily due to reserves for unrecognized tax benefits and related interest recorded during the prior-year period, partially offset by the tax impact of merger-related costs incurred in 2026.

Liquidity and Capital Resources

During the nine months ended September 30, 2026, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $539.6 million as of September 30, 2026. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

The Credit Agreement provides for aggregate commitments totaling $750.0 million and matures on February 2, 2029, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of September 30, 2026, we had $92.0 million of borrowings and $0.1 million in letters of credit outstanding and $657.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants as of September 30, 2026. In connection with the Merger, we expect that all outstanding borrowings under the Credit Agreement will be repaid and the Credit Agreement will be terminated at the closing of the Merger. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to 1.00% plus the higher of (i) the upper range of the Federal Funds Rate, (ii) one-month SOFR plus an applicable margin or (iii) 0.25%. As of September 30, 2026, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. We expect that these agreements will be terminated in connection with the closing of the Merger. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of September 30, 2026, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2026, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $311.8 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Our cash flows and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Net cash provided by / (used in) operating activities	$198,810	$223,507	$(24,697)	(11.0)%
Net cash (used in) / provided by investing activities	(43,593)	(79,993)	36,400	(45.5)
Net cash (used in) / provided by financing activities	(220,409)	(223,927)	3,518	(1.6)
Effect of exchange rate changes on cash and cash equivalents	(4,763)	22,728	(27,491)	(121.0)
Net decrease for the period	$(69,955)	$(57,685)	$(12,270)	21.3%

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the Consolidated Statement of Financial Condition. The $24.7 million decrease in net cash provided by operating activities was primarily due to unfavorable changes in net receivables from broker-dealers, income and other tax liabilities and accounts receivable, partially offset by higher net income and favorable changes in accounts payable.

The $36.4 million decrease in net cash used in investing activities was primarily due to net cash outflows for the 2025 RFQ-hub Acquisition in the 2025 period.

The $3.5 million decrease in net cash used in financing activities was principally driven by the absence of repurchases of common stock in 2026 compared to the prior year, offset by repayments of outstanding borrowings, net of proceeds received, during the current period. The decrease was also partially due to lower cash dividends on common stock.

The $27.5 million change in the effect of exchange rate changes on cash and cash equivalents was due to changes in the cumulative translation adjustment, principally driven by the weakening of the British Pound and Euro versus the U.S. Dollar in the current period.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources

We believe that our current resources are adequate to meet our liquidity needs and requirements, including commitments for capital expenditures, in the short-term (during the next 12 months). However, our future liquidity and capital requirements will depend on a number of factors, including liquidity requirements associated with our self-clearing operations and expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue streams. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. In addition, in the long-term (beyond 12 months), we believe our liquidity needs and requirements will be affected by the factors discussed above. During the pendency of the Merger, our ability to make acquisitions and investments, incur indebtedness, issue equity and undertake certain other actions is subject to the restrictions in the Merger Agreement.

One of our U.S. subsidiaries is registered as a broker-dealer and is subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2026, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2026, our subsidiaries maintained aggregate net capital and financial resources that were $625.9 million in excess of the required levels of $44.4 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2026 and 2025. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of September 30, 2026 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $75.8 million, with $11.3 million due within the next 12 months and $64.5 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of September 30, 2026, the notional value of our foreign currency forward contracts outstanding was $150.4 million and the fair value of the liability was $2.7 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of September 30, 2026, the notional value of our interest rate swaps outstanding was $100.0 million and the fair value of the asset was $2.2 million.

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

As of September 30, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program. The Merger Agreement restricts the Company from repurchasing shares of its common stock during the pendency of the Merger, subject to limited exceptions.

In October 2026, our Board approved a quarterly cash dividend of $0.78 per share payable on November 25, 2026 to stockholders of record as of the close of business on November 11, 2026. Any future declaration and payment of dividends will be at the sole discretion of our Board, and subject to the restrictions set forth in the Merger Agreement.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin and free cash flow. From time to time, we present selected GAAP-basis financial results, excluding notable items. Notable items are revenues, expenses, other income (expense) and tax related items that are not indicative of ongoing operating performance and outside of the Company’s normal course of business, including merger, acquisition and restructuring charges or gains/losses on sales or other notables (collectively, “notable items”). We define EBITDA margin as EBITDA divided by revenues. We define free cash flow as net cash provided by/(used in) operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. Non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures determined in conformity with GAAP. We believe that these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, provide additional information regarding our operating results because they assist both investors and management in analyzing and evaluating the performance of our business.

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, operating margin to operating margin, excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to the effective tax rate, excluding notable items for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Total Expenses, GAAP-basis	$136,012	$123,242	$397,009	$371,034
Exclude: Notable items
Repositioning charges[1]	—	—	(1,484)	(3,970)
Merger-related expenses[2]	(13,066)	—	(15,277)	—
Total Expenses, excluding notable items	$122,946	$123,242	$380,248	$367,064

Other income (expense), GAAP-basis	$430	$8,060	$3,279	$21,384
Exclude: Notable items
Acquisition-related charge/(credit)[3]	—	—	—	557
Other income (expense), excluding notable items	$430	$8,060	$3,279	$21,941

Net income, GAAP-basis	$54,028	$68,273	$200,458	$154,518
Exclude: Notable items
Total Expense notable items	13,066	—	16,761	3,970
Total Other income (expense) notable items	—	—	—	557
Income tax impact from notable items	(1,444)	—	(2,920)	53,721
Net income, excluding notable items	$65,650	$68,273	$214,299	$212,766

Operating margin, GAAP-basis	35.4%	41.0%	40.0%	41.7%
Notable items as reconciled above	6.2	—	2.6	0.7
Operating margin, excluding notable items	41.6%	41.0%	42.6%	42.4%

Diluted EPS, GAAP-basis	$1.53	$1.84	$5.66	$4.14
Notable items as reconciled above	0.33	—	0.39	1.56
Diluted EPS, excluding notable items	$1.86	$1.84	$6.05	$5.70

Effective tax rate, GAAP-basis	27.8%	27.1%	25.3%	46.2%
Notable items as reconciled above	(2.4)	—	(0.4)	(19.1)
Effective tax rate, excluding notable items	25.4%	27.1%	24.9%	27.1%
[1] Repositioning charges consist of severance included in employee compensation and benefits.

[2] Merger-related expenses (previously classified as other notable items in the three months ended March 31, 2026 and June 30, 2026) for the three months ended September 30, 2026 included in employee compensation and benefits of $3.6 million, professional and consulting fees of $8.4 million and general and administrative expenses of $1.1 million relating to the pending Merger. Merger-related expenses for the nine months ended September 30, 2026 included in employee compensation and benefits of $3.6 million, professional and consulting fees of $10.6 million and general and administrative expenses of $1.1 million relating to the pending Merger.

[3] Acquisition-related activity included in other income (expense) associated with our acquisition of RFQ-hub.

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net income	$54,028	$68,273	$200,458	$154,518
Interest income	(4,632)	(5,850)	(13,632)	(18,949)
Interest expense	1,449	171	6,199	523
Provision for income taxes	20,797	25,366	68,014	132,691
Depreciation and amortization	19,041	19,662	57,560	57,093
EBITDA	$90,683	$107,622	$318,599	$325,876

Net income margin	25.7%	32.7%	30.3%	24.3%
Interest income	(2.2)	(2.8)	(2.1)	(3.0)
Interest expense	0.7	0.1	0.9	0.1
Provision for income taxes	9.9	12.1	10.3	20.8
Depreciation and amortization	9.0	9.4	8.7	9.0
EBITDA margin	43.1%	51.5%	48.1%	51.2%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net cash provided by operating activities	$247,327	$90,164	$198,810	$223,507
Exclude: Net change in trading investments	—	264	—	198
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(149,874)	34,338	32,787	90,790
Less: Purchases of furniture, equipment and leasehold improvements	(589)	(1,496)	(1,497)	(4,632)
Less: Capitalization of software development costs	(11,148)	(11,494)	(39,597)	(38,035)
Free cash flow	$85,716	$111,776	$190,503	$271,828

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

As of September 30, 2026, we had $98.4 million of investments in U.S. Treasuries that were classified as trading securities and $60.2 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $9.8 million and $6.0 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of September 30, 2026, our cash and cash equivalents, restricted cash and cash deposits amounted to $605.9 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.1 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of September 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.6 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.6 million would be recognized in accumulated other comprehensive income/(loss) on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.1 million. The hypothetical unrealized gain or loss of $1.1 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended September 30, 2026, approximately 18.7% of our revenues and 30.4% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $16.2 million and operating expenses by approximately $16.1 million.

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

Derivative Risk

Our limited derivative risk stems primarily from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of September 30, 2026, the notional amount of our foreign currency forward contracts was $150.4 million. We also enter into interest rate swap agreements to manage our exposure to the effect of interest rate changes on our unrealized gains and losses on U.S. Treasury investments. As of September 30, 2026, we had interest rate swaps outstanding with notional value of $100.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us. See Note 13 to the Consolidated Financial Statements for a discussion of our commitments and contingencies and Note 17 to the Consolidated Financial Statements for a discussion of litigation and stockholder demands related to the pending Merger.

Item 1A. Risk Factors

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, there have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2025. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K and “Risks Related to the Pending Merger” in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2026, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 2026	1,012	$113.49	—	$205,016
August 2026	—	—	—	205,016
September 2026	—	—	—	205,016
Total	1,012	$113.49	—

During the three months ended September 30, 2026, 1,012 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of Full Value Awards or the exercise of stock options. The Merger Agreement restricts the Company from repurchasing shares of its common stock during the pendency of the Merger, subject to limited exceptions. During the three months ended September 30, 2026, no shares of common stock were repurchased under our Repurchase Programs.

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

As of September 30, 2026, we had $205.0 million of remaining capacity under the 2025 Repurchase Program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the third quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

10.4*	Offer Letter, dated February 16, 2026, by and between MarketAxess Corporation and William Quan.#+
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
†

Schedules have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

#	Management contract or compensatory plan or arrangement.
+

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

MARKETAXESS HOLDINGS INC.

Date: November 6, 2026	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: November 6, 2026	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)